Form 10-Q
period 1996-03-31
TFC ENTERPRISES INC
filed 1996-05-14
CIK 913958

                 THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR

- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

- - --------------------------------------------------------------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                          Commission File No. 1-11121

                     T F C    E N T E R P R I S E S,    I N C.

             (Exact name of registrant as specified in its charter)

               Delaware                                      54-1306895
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                              5425 Robin Hood Road
                                   Suite 101A
                           Norfolk, Virginia   23513
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code -- (804) 858-1400

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                -------      -------

As of May 10, 1996, there were 11,287,308 outstanding shares of the registrant's $.01 par value per share common stock.

                     TFC ENTERPRISES, INC. AND SUBSIDIARIES
                       QUARTERLY REPORT ON FORM 10-Q FOR
                        THE QUARTER ENDED MARCH 31, 1996


                Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                   Page No.
- - ------------------------------                                   --------
Financial Highlights                                                    3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                           4
  Consolidated Statements of Operations                                 5
  Consolidated Statements of Changes in Shareholders' Equity            7
  Consolidated Statements of Cash Flows                                 8

Notes to Consolidated Financial Statements                              9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                   12

Part II - Other Information

Exhibits and Reports on Form 8-K (Item 6)                              19

Signatures                                                             20

Index to exhibits                                                      21

                             TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

- - -----------------------------------------------------------------------------------------------------------
                                                                                          Three months
 (dollars in thousands, except                                                           ended March 31,
  per share amounts)                                                                   1996           1995
- - -----------------------------------------------------------------------------------------------------------
 Net income                                                                        $    740       $  1,824
 Net income per common share                                                       $    .07       $    .16
 Average common and common equivalent
   shares outstanding (in thousands)                                                 11,286         11,297
- - -----------------------------------------------------------------------------------------------------------
 PERFORMANCE RATIOS:
 Annualized return on average common equity                                            8.02%         16.66%
 Annualized return on average assets                                                   1.43           4.21
 Yield on interest earning assets                                                     22.23          22.64
 Cost of interest bearing liabilities                                                  9.48           8.35
 Net interest margin                                                                  15.09          17.12
 Operating expense as a percentage of
   average interest earning assets                                                    11.63          11.56
 Total net charge-offs to average
   gross contract receivables
   net of unearned interest                                                           22.66          12.54
 60 day delinquencies to period end
   gross contract receivables                                                          9.14           6.42
 Total allowance and nonrefundable reserve
   to period end gross contract receivables
   net of unearned interest                                                           18.53          15.99
 Equity to assets, period end                                                         18.95          24.97
- - -----------------------------------------------------------------------------------------------------------
 AVERAGE BALANCES:
 Interest earning assets (a)                                                       $216,214       $182,454
 Total assets                                                                       207,547        173,271
 Interest bearing liabilities                                                       162,700        120,672
 Equity                                                                              36,930         43,805
- - -----------------------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a) Average interest bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.


                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                             Mar. 31,           Dec. 31,          Mar. 31,
 (dollars in thousands)                                          1996               1995              1995
                                                           ----------          ---------          --------
 ASSETS
 Cash and cash equivalents                                   $ 14,181           $ 12,507          $    571
 Net contract receivables                                     154,187            171,051           154,473
 Recoverable income taxes                                       3,818              3,904                96
 Property and equipment, net                                    2,925              2,256             1,739
 Goodwill, net                                                 11,453             11,656            12,266
 Other intangible assets, net                                   2,527              2,596             2,805
 Deferred income taxes                                          2,720              6,911             5,410
 Other assets                                                   4,190              4,265             1,559
                                                              -------            -------           -------
    Total assets                                             $196,001           $215,146          $178,919
                                                              =======            =======           =======


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Revolving line of credit                                    $ 54,855           $ 59,475          $ 93,488
 Term notes                                                    43,000             50,000            25,000
 Automobile Receivables - Backed notes                         39,035             47,252                --
 Subordinated notes, net                                       13,748             13,732             4,911
 Other debt                                                       --                  --               925
 Accounts payable and accrued expenses                          4,897              4,146             2,970
 Income taxes payable                                             --                  --             3,442
 Refundable dealer reserve                                      2,246              3,250             2,902
 Other liabilities                                              1,070                887               606
                                                              -------            -------           -------
   Total liabilities                                          158,851            178,742           134,244
                                                              -------            -------           -------

 SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none outstanding                                    --                 --                --
 Common stock,  $.01 par value, 40,000,000  shares
   authorized; 11,287,308; 11,283,954 and
   11,282,604 shares outstanding, respectively                     49                 49                49
 Additional paid-in capital                                    54,285             54,279            54,265
 Retained deficit                                             (17,184)           (17,924)           (9,639)
                                                              -------            -------           -------
   Total shareholders' equity                                  37,150             36,404            44,675
                                                              -------            -------           -------
   Total liabilities and shareholders' equity                $196,001           $215,146          $178,919
                                                              =======            =======           =======

See accompanying Notes to Consolidated Financial Statements.


                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                       March  31,
 (in thousands, except per share amounts)                                                    1996
- - -------------------------------------------------------------------------------------------------
 Interest and other finance revenue                                                       $12,015
 Interest expense                                                                           3,858
- - -------------------------------------------------------------------------------------------------
   Net interest revenue                                                                     8,157
 Provision for credit losses                                                                1,000
- - -------------------------------------------------------------------------------------------------
   Net interest revenue after provision for credit losses                                   7,157
 Other revenue:
 Commissions on ancillary products                                                            510
 Other                                                                                         44
- - -------------------------------------------------------------------------------------------------
     Total other revenue                                                                      554
- - -------------------------------------------------------------------------------------------------
 Operating expense:
 Salaries                                                                                   3,318
 Employee benefits                                                                            547
 Occupancy                                                                                    220
 Equipment                                                                                    262
 Amortization of intangible assets                                                            273
 Other                                                                                      1,666
- - -------------------------------------------------------------------------------------------------
     Total operating expense                                                                6,286
- - -------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                                                          1,425
 Provision for (benefit from) income taxes                                                    685
- - -------------------------------------------------------------------------------------------------
     Net income (loss)                                                                    $   740
- - -------------------------------------------------------------------------------------------------
 Primary net income (loss) per common share                                               $   .07
 Fully diluted net income (loss) per common share                                             .07
- - -------------------------------------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.


                                                         Three months ended
- - ------------------------------------------------------------------------------------------------------------------------
   Dec. 31,                             Sept. 30,                           June  30,                         March  31,
       1995                                  1995                                1995                               1995
- - ------------------------------------------------------------------------------------------------------------------------
   $ 13,588                               $13,420                             $12,021                            $10,329
      3,753                                 3,341                               2,921                              2,518
- - ------------------------------------------------------------------------------------------------------------------------
      9,835                                10,079                               9,100                              7,811
     25,000                                 1,250                                 250                                 --
- - ------------------------------------------------------------------------------------------------------------------------
    (15,165)                                8,829                               8,850                              7,811

        428                                   602                                 594                                500
         86                                    31                                  14                                 37
- - ------------------------------------------------------------------------------------------------------------------------
        514                                   633                                 608                                537
- - ------------------------------------------------------------------------------------------------------------------------

      2,460                                 3,270                               3,260                              3,083
        488                                   485                                 514                                520
        208                                   199                                 151                                154
        275                                   348                                 271                                223
        272                                   273                                 273                                273
      1,504                                 1,408                               1,711                              1,019
- - ------------------------------------------------------------------------------------------------------------------------
      5,207                                 5,983                               6,180                              5,272
- - ------------------------------------------------------------------------------------------------------------------------
    (19,858)                                3,479                               3,278                              3,076
     (7,552)                                1,409                               1,327                              1,252
- - ------------------------------------------------------------------------------------------------------------------------
   $(12,306)                              $ 2,070                             $ 1,951                            $ 1,824
- - ------------------------------------------------------------------------------------------------------------------------
   $  (1.09)                              $   .18                             $   .17                            $   .16
      (1.09)                                  .18                                 .17                                .16
- - ------------------------------------------------------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                       Three months ended
                                                                            March 31,
                                                                  -----------------------------
 (in thousands)                                                   1996                       1995
                                                                  ----                       ----
 COMMON STOCK                                                 $     49                   $     49
                                                                ======                     ======
 ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                               $ 54,279                   $ 54,259
   Stock options exercised                                           6                          6
                                                                ------                     ------
 Balance at end of period                                     $ 54,285                   $ 54,265
                                                                ======                     ======

 RETAINED DEFICIT
 Balance at beginning of period                               $(17,924)                  $(11,463)
   Net income                                                      740                      1,824
                                                               -------                     ------
 Balance at end of period                                     $(17,184)                  $ (9,639)
                                                               =======                     ======

See accompanying Notes to Consolidated Financial Statements.


                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Three months ended
                                                                                          March 31,
                                                                                 -------------------------
 (in thousands)                                                                  1996                 1995
                                                                                 ----                 ----
 OPERATING ACTIVITIES
 Net income                                                                   $   740              $ 1,824
 Adjustments to reconcile net income to net cash provided
 by operating activities:
   Amortization of intangible assets                                              273                  273
   Depreciation and other amortization                                            405                  269
   Provision for (benefit from) deferred income taxes                           4,191                 (553)
   Provision for credit losses                                                  1,000                   --
   Gain on disposal of assets                                                      --                   (6)
   Changes in operating assets and liabilities:
   Decrease in recoverable income taxes                                            86                    1
   (Increase) decrease in other assets                                           (127)                 307
   Increase (decrease) in accounts payable and accrued expenses                   751                 (477)
   Increase in income taxes payable                                                --                1,474
   (Decrease) increase in refundable dealer reserve                            (1,004)                 698
   Increase in other liabilities                                                  183                   49
                                                                               ------               ------
     Net cash provided by operating activities                                  6,498                3,859
                                                                               ------               ------
 INVESTING ACTIVITIES
 Repayments on (net cost of acquiring) contract receivables                    15,864              (15,296)
 Purchase of property and equipment                                              (857)                 (61)
 Proceeds on disposal of assets                                                    --                    6
                                                                               ------               ------
     Net cash provided by (used in) investing activities                       15,007              (15,351)
                                                                               ------               ------
 FINANCING ACTIVITIES
 Net (payments) borrowings on revolving line of credit                         (4,620)               8,696
 Payments on Term notes                                                        (7,000)                  --
 Payments on Automobile Receivables-Backed notes                               (8,217)                  --
 Net borrowings on other debt                                                      --                   73
 Proceeds from stock options exercised                                              6                    6
                                                                               ------               ------
   Net cash (used in) provided by financing activities                        (19,831)               8,775
                                                                               ------               ------
 Increase (decrease) in cash and cash equivalents                               1,674               (2,717)
 Cash and cash equivalents at beginning of period                              12,507                3,288
                                                                               ------               ------
 Cash and cash equivalents at end of period                                   $14,181              $   571
                                                                               ======               ======

 See accompanying Notes to Consolidated Financial Statements.


                             TFC ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business. TFC Enterprises, Inc. ("TFCE") is the holding company for its two wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point of sale" purchase) and on a portfolio basis ("portfolio" purchase). Based in Norfolk, Virginia, TFC also has offices in Dallas, Texas; Jacksonville, Florida; and San Diego, California. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates six offices throughout Virginia.

Basis of presentation. The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.


2.  CONTRACT RECEIVABLES

The following is a summary of contract receivables at March 31, 1996, December 31, 1995 and March 31, 1995:

                                                         March  31,              Dec. 31,             March  31,
 (in thousands)                                                1996                  1995                   1995
                                                          ---------              --------              ---------
 Gross contract receivables                                $233,164              $271,039               $235,693
 Less:
   Unearned interest revenue                                 40,106                49,878                 41,126
   Unearned discount                                            974                 1,320                  2,428
   Unearned commissions                                       1,778                 2,193                  1,578
   Unearned service fees                                        (84)                 (210)                   167
   Payments in process                                            5                 2,906                  3,484
   Escrow for pending acquisitions                              417                   419                  1,324
   Allowance for credit losses                               21,394                23,046                  5,411
   Nonrefundable reserve                                     14,387                20,436                 25,702
                                                            -------               -------                -------
     Net contract receivables                              $154,187              $171,051               $154,473
                                                            =======               =======                =======

                             TFC ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  CONTRACT RECEIVABLES (CONTINUED)

Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 1996 and 1995 were as follows:

                                                                             Three months ended
                                                                                  March 31,
                                                                         --------------------------
 (in thousands)                                                            1996                1995
                                                                           ----                ----
 ALLOWANCE FOR CREDIT LOSSES
 Balance at beginning of period                                         $23,046             $ 5,492
   Provision for credit losses                                            1,000                  --
   Charge-offs                                                           (4,540)               (718)
   Recoveries                                                             1,888                 637
                                                                         ------             -------
 Balance at end of period                                               $21,394             $ 5,411
                                                                         ======              ======
 NONREFUNDABLE RESERVE
 Balance at beginning of period                                         $20,436             $24,348
   Allocation for credit losses                                           3,023               7,064
   Charge-offs                                                           (9,072)             (5,710)
                                                                         ------              ------
 Balance at end of period                                               $14,387             $25,702
                                                                         ======              ======

                             TFC ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER COMMON SHARE

Primary and fully diluted net income per common share for the three months ended March 31, 1996 and 1995 were as follows:

                                                                                     Three months ended
                                                                                           March 31,
                                                                                  --------------------------
 (in thousands, except per share amounts)                                           1996                1995
                                                                                    ----                ----
 PRIMARY NET INCOME PER COMMON SHARE:
 Net income                                                                      $   740             $ 1,824
 Stock and stock equivalents (average shares):
 Common shares outstanding                                                        11,286              11,282
 Stock options (a)                                                                    --                  15
                                                                                  ------              ------
 Total stock and stock equivalents                                                11,286              11,297
                                                                                  ------              ------
 Primary net income per common share (b)                                         $   .07             $   .16
                                                                                  ======              ======

 FULLY DILUTED NET INCOME PER COMMON SHARE:
 Net income                                                                      $   740             $ 1,824
 Stock and stock equivalents (average shares):
 Common shares outstanding                                                        11,286              11,282
 Stock options (c)                                                                    --                  17
                                                                                  ------              ------
 Total stock and stock equivalents                                                11,286              11,299
                                                                                  ------              ------
 Fully diluted net income per common share (b)                                   $   .07             $   .16
                                                                                  ======              ======

(a) Shares were assumed to be repurchased at the average closing common stock prices of $3.36 and $7.30 in the first quarter of 1996 and 1995, respectively.

(b)    Calculation based on unrounded numbers.

(c) Shares were assumed to be repurchased at the closing common stock prices of $3.94 and $7.50 per common share at March 31, 1996 and 1995, respectively.


                             TFC ENTERPRISES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

Volume. Gross contracts purchased or originated totaled $25.9 million in the first quarter of 1996, or 65% below the $73.5 million purchased in the first quarter of 1995. The first quarter decrease was attributable to a $40.5 million decrease in point of sale purchases and originations and a $7.1 million decrease in portfolio purchases reflecting, in part, increased competition from other lenders. In addition, the decrease in point of sale purchases in the first quarter of 1996, as compared to the respective prior year period, resulted from adjustments to the Company's credit and pricing guidelines in late 1995. These adjustments were directed toward reducing the level of charge-offs and delinquencies in the future. Management expects that contract purchase volume for the remainder of 1996 will continue to be well below the corresponding levels in 1995 and, accordingly, this could have a material adverse effect on the Company's future profitability.

Gross contracts purchased or originated were as follows for the three months ended March 31, 1996 and 1995:


GROSS CONTRACT VOLUME                                               Three months ended
                                                                          March 31,
                                                       1996                                       1995
                                             ---------------------------               ---------------------------
 (dollars in thousands)                      Amount              Percent               Amount              Percent
                                             ------              -------               ------              -------
 Contracts purchased or originated:
   Point of sale                            $16,025                61.9%              $56,559                76.9%
   Portfolio                                  9,877                38.1                16,942                23.1
                                              -----               -----                ------               -----
     Total                                  $25,902               100.0%              $73,501               100.0%
                                             ======               =====                ======               =====
 Number of contracts purchased
 or originated:
   Point of sale                              2,533                57.8%                5,715                57.5%
   Portfolio                                  1,850                42.2                 4,225                42.5
                                              -----               -----                 -----               -----
     Total                                    4,383               100.0%                9,940               100.0%
                                              =====               =====                 =====               =====


The decrease in gross contracts purchased or originated in the first quarter of 1996 reflected reductions in each of the Company's three Regional Service Centers located in Norfolk, Virginia (Mid-Atlantic), Dallas, Texas (Southwest), and Jacksonville, Florida (Southern) offset, in part, by an increase in First Community Finance, Inc. originations.

                             TFC ENTERPRISES, INC.

Gross contract purchase and origination volume for each of the Company's Regional Service Centers, as well as First Community Finance, Inc. was as follows for the three months ended March 31, 1996 and 1995:


GROSS CONTRACT VOLUME BY LOCATION                               Three months ended
                                                                     March 31,
                                                           ------------------------------
 (in thousands)                                            1996                      1995
                                                           ----                      ----
 Service Center:
  Mid-Atlantic                                          $ 8,787                   $17,361
  Southern                                                  502                    34,271
  Southwest                                              14,915                    21,586
                                                         ------                    ------
     Subtotal                                            24,204                    73,218
 First Community Finance, Inc.                            1,698                       283
                                                        -------                  --------
     Total                                              $25,902                   $73,501
                                                        =======                   =======


As discussed in the TFC Enterprises, Inc. 1995 Annual Report on Form 10-K, the Company, in the first quarter of 1996, transferred the underwriting functions of the Southern Regional Service Center to the Mid-Atlantic Regional Service Center. This action was taken to improve control over the underwriting process by reducing the number of locations at which contracts are purchased. As a result, the Southern Regional Service Center's contract purchase volume decreased significantly in the first quarter of 1996. No significant purchases by the Southern Regional Service Center are expected for the foreseeable future.

Net interest revenue. Net interest revenue for the first quarter of 1996 totaled $8.2 million, an increase of 4%, from $7.8 million in the prior year period. The increase was attributable to higher interest earning asset levels offset, in part, by a decrease in the net interest margin. Average interest earning assets for the first quarter of 1996 totaled $216.2 million, an increase of 19% over the first quarter 1995 level of $182.5 million. The net interest margin was 15.1% in the first quarter of 1996, compared to 17.1% in the first quarter of 1995. The decrease was attributable to a reduction in the yield on interest earning assets and an increase in the cost of interest bearing liabilities.

The yield on interest earning assets was 22.2% in the first quarter of 1996, compared to 22.6% in the first quarter of 1995. The decrease was primarily attributable to a $.6 million reduction in the amount of contract purchase discount accreted to interest revenue as a yield enhancement. This was offset, in part, by an increase in the weighted average annual percentage rate of the contract receivables portfolio.

The cost of interest bearing liabilities was 9.5% in the first quarter of 1996, compared with 8.4% in the first quarter of 1995. The increase was primarily attributable to higher interest rates charged to the Company under forbearance agreements with its lenders, as more fully disclosed in the TFC Enterprises, Inc. 1995 Annual Report on Form 10-K.

                             TFC ENTERPRISES, INC.

The following table summarizes net interest revenue and the net interest margin for the three months ended March 31, 1996 and 1995:


NET INTEREST REVENUE                                                                      Three months ended
                                                                                                March 31,
                                                                                    -------------------------------
(dollars in thousands)                                                              1996                       1995
                                                                                    ----                       ----
Average interest earning assets (a)                                             $216,214                   $182,454
Average interest bearing liabilities                                             162,700                    120,672
                                                                                 -------                    -------
Net interest earning assets                                                     $ 53,514                   $ 61,782
                                                                                  ======                     ======
Interest and other finance revenue                                              $ 12,015                   $ 10,329
Interest expense                                                                   3,858                      2,518
                                                                                  ------                    -------
Net interest revenue                                                            $  8,157                   $  7,811
                                                                                   =====                      =====
Yield on interest earning assets                                                   22.23%                     22.64%
Cost of interest bearing liabilities                                                9.48                       8.35
                                                                                   -----                      -----
Net interest spread                                                                12.75%                     14.29%
                                                                                   =====                      =====
Net interest margin (b)                                                            15.09%                     17.12%
                                                                                   =====                      =====

(a) Average interest bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

(b) Net interest margin is annualized net interest revenue divided by average interest earning assets.



Operating expense. Operating expense was $6.3 million in the first quarter of 1996, compared with $5.3 million in the first quarter of 1995. The increase was primarily attributable to higher repossession and salary expenses. Also contributing to the increase in operating expense was the growth of First Community Finance, Inc., the Company's subsidiary engaged in the business of originating and servicing small consumer loans. As a percentage of average interest earning assets, operating expense was 11.63% in the first quarter of 1996, compared with 11.56% in the respective prior year period.

                             TFC ENTERPRISES, INC.


                              FINANCIAL CONDITION

Assets. Total assets decreased by $19.1 million, or 8.9%, to $196.0 million at March 31, 1996, from $215.1 million at December 31, 1995. The decrease was primarily attributable to a reduction in net contract receivables which resulted from the Company's sharply lower contract purchase volume in the first quarter of 1996. Total assets increased by $17.1 million, or 9.5%, from $178.9 million at March 31, 1995. The increase was due primarily to growth in net contract receivables, which occurred during 1995.

Net contract receivables. Net contract receivables were $154.2 million, or 79% of total assets at March 31, 1996; $171.1 million, or 80% of total assets at year-end 1995; and $154.5 million, or 86% of total assets at March 31, 1995. The decrease in net contract receivables at March 31, 1996, compared with December 31, 1995, reflected decreases in each of the Company's three Regional Service Centers offset, in part, by an increase in net contract receivables at First Community Finance, Inc. Management expects net contract receivables to continue to decrease in the second quarter of 1996 as a result of the reduced level of contract purchases by the Mid-Atlantic, Southern and Southwest Regional Service Centers, as more fully discussed in the "Results of Operations" and "Credit Quality and Reserves" discussion.

The following table summarizes net contract receivables at March 31, 1996, December 31, 1995 and March 31, 1995:


NET CONTRACT RECEIVABLES                                            March 31,               Dec.31,              March 31,
(in thousands)                                                           1996                  1995                   1995
                                                                         ----                  ----                   ----
Service Center:
  Mid-Atlantic                                                       $ 52,159              $ 58,406               $ 45,700
  Southern                                                             47,018                56,860                 59,132
  Southwest                                                            50,049                51,393                 49,368
                                                                     --------              --------               --------
    Subtotal                                                          149,226               166,659                154,200
First Community Finance, Inc.                                           4,961                 4,392                    273
                                                                     --------              --------               --------
    Total                                                            $154,187              $171,051               $154,473
                                                                     ========              ========               ========


Liabilities. Total liabilities were $158.9 million at March 31, 1996, a decrease of $19.9 million, or 11%, from December 31, 1995, and an increase of $24.6 million, or 18%, compared with March 31, 1995. The decrease in liabilities compared with year-end 1995 primarily reflected decreased borrowings under the Company's credit facilities which, in turn, resulted from a contraction in net contract receivables. The increase in liabilities compared to March 31, 1995, primarily reflected increased borrowings under the Company's credit facilities which were to fund growth in net contract receivables. As a percentage of total liabilities and equity, liabilities represented 81%, 83% and 75%, respectively, at March 31, 1996, December 31, 1995 and March 31, 1995.

Equity. Equity increased to $37.2 million at March 31, 1996, from $36.4 million at December 31, 1995, and decreased $7.5 million from $44.7 million at March 31, 1995. The increase in equity at March 31, 1996, compared with year-end 1995, was primarily attributable to earnings retention. The decrease in equity at March 31, 1996, compared with March 31, 1995, was primarily attributable to the Company's net loss in the fourth quarter of 1995.

                             TFC ENTERPRISES, INC.

                          CREDIT QUALITY AND RESERVES

Net charge-offs. Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $11.7 million in the first quarter of 1996, representing an annualized rate of 22.66% of average gross contract receivables net of unearned interest revenue. This compares to $5.8 million, or 12.5%, in the first quarter of 1995. The increase in net charge-offs in the first quarter of 1996, relative to the comparable period in 1995, was due primarily to higher charge-offs relating to receivables purchased prior to 1996 offset, in part, by an increase in recoveries. Recoveries tripled to $1.9 million in the first quarter of 1996, compared to $.6 million in the first quarter of 1995.

An additional factor which contributed to the increase in net charge-offs in the first quarter of 1996, compared with the first quarter of 1995, was a modest tightening of the Company's charge-off guidelines. Prior to the third quarter of 1995, credits on which no payments had been received for 120 days were generally charged-off when they became 180 days contractually past due. In the third quarter of 1995, the payment recency guideline was reduced from 120 days to 90 days.

Net charge-offs by Regional Service Center for the three months ended March 31, 1996 and 1995 were as follows:


NET CHARGE-OFFS BY LOCATION                                                        Three months ended
                                                                                          March 31,
                                                                             -------------------------------
 (in thousands)                                                              1996                       1995
                                                                             ----                       ----
 Service Center:
   Mid-Atlantic                                                           $ 4,167                     $2,511
   Southern                                                                 3,923                      2,119
   Southwest                                                                3,619                      1,161
                                                                           ------                      -----
     Subtotal                                                              11,709                      5,791
 First Community Finance, Inc.                                                 15                         --
                                                                           ------                      -----
     Total                                                                $11,724                     $5,791
                                                                           ======                      =====


In late 1995, the Company made certain adjustments to its credit and pricing guidelines which were directed toward reducing the level of charge-offs and delinquencies in the future. In part because of the adjustments to the credit and pricing guidelines, the Company's contract purchase volume decreased significantly in the first quarter of 1996, compared to the first quarter of 1995. Management expects that contract purchase volume for the remainder of 1996 will continue to be well below the corresponding levels in 1995 and, accordingly, this could have a material adverse effect on the Company's future profitability.

                             TFC ENTERPRISES, INC.


Reserves. At March 31, 1996, the combination of the Company's allowance for credit losses and nonrefundable dealer reserve totaled $35.8 million, or 18.53% of gross contract receivables net of unearned interest revenue. This compares to $43.5 million, or 19.66%, at December 31, 1995 and $31.1 million, or 15.99%, at March 31, 1995.

The Company's refundable dealer reserve totaled $2.2 million at March 31, 1996, compared with $3.3 million and $2.9 million at December 31, 1995 and March 31, 1995, respectively. Under certain of the Company's programs, contracts from dealers are purchased under a refundable, rather than a nonrefundable, reserve
relationship.   The Company's refundable reserve is available to absorb losses relating only to those contracts purchased from specific dealers.

Delinquencies. Gross contract receivables that were 60 days or more past due at March 31, 1996, December 31, 1995 and March 31, 1995 were as follows:

DELINQUENCY                                                     March 31,               Dec. 31,             March 31,
(dollars in thousands)                                               1996                   1995                  1995
                                                                     ----                   ----                  ----
Gross contract receivables 60 days and over delinquent           $ 21,315               $ 18,441              $ 15,129
Gross contract receivables                                        233,164                271,039               235,693
Percent                                                              9.14%                  6.80%                 6.42%


Provision for credit losses. The Company's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. The provision for credit losses totaled $1.0 million in the first quarter of 1996. No provision for credit losses was recorded in the first quarter of 1995.

Provision for credit losses is dependent on a number of factors, including, but not limited to, the level and trend of delinquencies and net charge-offs, the amount of nonrefundable and refundable dealer reserves and the overall economic conditions in the markets in which the Company operates. Because of the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

                             TFC ENTERPRISES, INC.


                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity management. As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents increased by $1.7 million in the first quarter of 1996, to $14.2 million at March 31, 1996. The increase reflected $15.0 million of net cash provided by investing activities and $6.5 million of net cash provided by operating activities partially offset by $19.8 million of net cash used in financing activities. Net cash provided by investing activities principally reflected $15.9 million in net repayments on contract receivables. Net cash used in financing activities reflected $19.8 million in payments on the Company's senior credit facilities. For the first three months of 1995, net cash provided by financing activities totaled $8.8 million, primarily reflecting $8.7 million in net borrowings under the Company's revolving line of credit. In the first quarter of 1996, the combination of cash on hand and net cash provided by investing activities was sufficient to fund business volume. In the first quarter of 1995, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume.

Forbearance agreements with lenders. The Company reported a net loss of $(6.5) million for the full year 1995 which reflected a substantial increase in the provision for credit losses resulting from a significant increase in delinquencies and credit losses in the Company's portfolio of contract receivables. As a result of the reported loss and the increase in delinquencies and credit losses, the Company was not in compliance at December 31, 1995, and does not expect to be in compliance in 1996, with certain aspects of the credit agreements relating to its revolving line of credit, term notes and subordinated notes. In March 1996, the Company's lenders agreed to forbear in the exercise of their rights and remedies under the credit agreements, provided the Company continues to meet certain terms and conditions. At March 31, 1996, the Company was in compliance with the terms and conditions related to the forbearance agreements with its lenders. With these forbearance agreements, management believes that the funding resources necessary to achieve the Company's business plan for 1996 are in place. A more detailed discussion of the Company's forbearance agreements with its lenders is included in the TFC Enterprises, Inc. 1995 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         (b)  Reports on Form 8-K

              On February 1, 1996, the Company filed a report on Form 8-K, under Item 7, regarding the Company's fourth quarter and full year 1995 results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TFC ENTERPRISES, INC.
                                         (Registrant)


Date: May 10, 1996                      By: /s/ GEORGE R. KOURI
                                           ----------------------------------
                                           George R. Kouri
                                           President, Chief Executive Officer
                                           and Director


Date: May 10, 1996                      By: /s/ CHARLES M. JOHNSTON
                                           ----------------------------------
                                           Charles M. Johnston
                                           Vice President,
                                           Treasurer and Chief
                                           Financial Officer
                                           (Principal Financial Officer
                                            of the Registrant)


Date: May 10, 1996                      By: /s/ JOHN W. CALNAN
                                           ----------------------------------
                                           John W. Calnan
                                           Controller
                                           (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.                             Description
- - -----------             -----------------------------------------------------

   27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.