Form 10-Q
period 1996-06-30
TFC ENTERPRISES INC
filed 1996-08-14
CIK 913958

                 THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

- --------------------------------------------------------------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                          Commission File No. 1-11121

                             TFC ENTERPRISES, INC.
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

      Registrant's telephone number, including area code -- (757) 858-1400

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

                           Yes  X      No
                               ---        ---

As of August 13, 1996, there were 11,290,308 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                    REPORT ON FORM 10-Q FOR THE THREE MONTHS
                       AND SIX MONTHS ENDED JUNE 30, 1996

                Table of Contents and 10-Q Cross Reference Index

PART I - FINANCIAL INFORMATION                                          PAGE NO.
- ------------------------------                                          --------
Financial Highlights                                                           3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                                  4
  Consolidated Statements of Operations                                        5
  Consolidated Statements of Changes in Shareholders' Equity                   7
  Consolidated Statements of Cash Flows                                        8

Notes to Consolidated Financial Statements                                     9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                          13

PART II - OTHER INFORMATION

Submission of Matters to a Vote of Security Holders (Item 4)                  21

Other Information (Item 5)                                                    21

Exhibits and Reports on Form 8-K (Item 6)                                     22

Signatures                                                                    23

Index to Exhibits                                                             23

                             TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

- -------------------------------------------------------------------------------------------------------------------
                                                                Three months                      Six months
(dollars in thousands, except                                  ended June 30,                   ended June 30,
 per share amounts)                                          1996          1995               1996          1995
- -------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   (364)     $  1,951           $    376      $  3,775
Net income (loss) per common share                             (.03)          .17                .03           .33
Average common and common equivalent
  shares outstanding (in thousands)                          11,289        11,320             11,287        11,312
- -------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS:

Annualized return on average equity                              NM         17.23%              2.03%        17.00%
Annualized return on average assets                              NM          4.00                .38          4.08
Yield on interest earning assets                              21.56%        23.46              21.91         23.05
Cost of interest bearing liabilities                           9.60          8.53               9.52          8.40
Net interest margin                                           14.41         17.76              14.77         17.44
Operating expense as a percentage of
  average interest earning assets                             12.98         12.06              12.26         11.81
Total net charge-offs to average
  gross contract receivables

  net of unearned interest                                    25.81         11.77              24.11         12.14
60 day delinquencies to period end
  gross contract receivables                                   7.74          6.52               7.74          6.52
Total allowance and nonrefundable reserve
  to period end gross contract receivables

  net of unearned interest                                    17.02         15.60              17.02         15.60
Equity to assets, period end                                  20.61         22.33              20.61         22.33
- -------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES:

  Interest earning assets (a)                              $189,828      $204,942           $203,119      $193,921
  Total assets                                              185,918       194,887            196,837       184,816
  Interest bearing liabilities                              141,410       137,076            152,258       129,524
  Equity                                                     37,250        45,288             37,081        44,401
- -------------------------------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

NM  -  Not meaningful.

(a) Average interest bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    June 30,       Dec 31,     June 30,
(dollars in thousands)                                  1996          1995         1995
                                                    --------      --------     --------
ASSETS
Cash and cash equivalents                           $ 11,492      $ 12,507     $  2,987
Net contract receivables                             140,021       171,051      177,970
Recoverable income taxes                               3,331         3,904          162
Property and equipment, net                            3,398         2,256        1,926
Goodwill, net                                         11,250        11,656       12,063
Other intangible assets, net                           2,457         2,596        2,735
Deferred income taxes                                  3,210         6,911        8,406
Other assets                                           3,314         4,265        2,559
                                                    --------      --------     --------
  Total assets                                      $178,473      $215,146     $208,808
                                                    ========      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Revolving line of credit                            $ 57,378      $ 59,475     $106,421
Term notes                                            34,000        50,000       25,000
Automobile Receivables-Backed notes                   29,139        47,252           --
Subordinated notes, net                               13,764        13,732       14,935
Other debt                                                --            --          341
Accounts payable and accrued expenses                  4,213         4,146        5,256
Income taxes payable                                      --            --        5,050
Refundable dealer reserve                              2,082         3,250        4,525
Other liabilities                                      1,106           887          653
                                                    --------      --------     --------
  Total liabilities                                  141,682       178,742      162,181
                                                    --------      --------     --------

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                            --            --           --
Common stock, $.01 par value, 40,000,000 shares
  authorized; 11,290,308; 11,283,954 and
  11,282,719 shares outstanding, respectively             49            49           49
Additional paid-in capital                            54,290        54,279       54,266
Retained deficit                                     (17,548)      (17,924)      (7,688)
                                                    --------      --------     --------
  Total shareholders' equity                          36,791        36,404       46,627
                                                    --------      --------     --------
    Total liabilities and shareholders' equity      $178,473      $215,146     $208,808
                                                    ========      ========     ========

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                  --------------------------
                                                                                  June 30,          June 30,
(in thousands, except per share amounts)                                              1996              1995
- ------------------------------------------------------------------------------------------------------------
Interest and other finance revenue                                                 $22,248           $22,350
Interest expense                                                                     7,251             5,439
- ------------------------------------------------------------------------------------------------------------
    Net interest revenue                                                            14,997            16,911
Provision for credit losses                                                          2,500               250
- ------------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                          12,497            16,661

Other revenue:

Commissions on ancillary products                                                      935             1,094
Other                                                                                   73                51
- ------------------------------------------------------------------------------------------------------------
    Total other revenue                                                              1,008             1,145
- ------------------------------------------------------------------------------------------------------------

Operating expense:
Salaries                                                                             6,316             6,343
Employee benefits                                                                    1,008             1,034
Occupancy                                                                              482               305
Equipment                                                                              620               494
Amortization of intangible assets                                                      546               546
Other                                                                                3,476             2,730
- ------------------------------------------------------------------------------------------------------------
    Total operating expense                                                         12,448            11,452
- ------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                    1,057             6,354
Provision for (benefit from) income taxes                                              681             2,579
- ------------------------------------------------------------------------------------------------------------
    Net income (loss)                                                              $   376           $ 3,775
- ------------------------------------------------------------------------------------------------------------

Primary net income (loss) per common share                                         $   .03           $   .33
Fully diluted net income (loss) per common share                                       .03               .33
- ------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                           Three months ended
- -------------------------------------------------------------------------
   JUNE 30,       March 31,         Dec 31,      Sept 30,       June 30,
       1996            1996            1995          1995           1995
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------
     $10,233        $12,015        $ 13,588       $13,420        $12,021
       3,393          3,858           3,753         3,341          2,921
- -------------------------------------------------------------------------
       6,840          8,157           9,835        10,079          9,100
       1,500          1,000          25,000         1,250            250
- -------------------------------------------------------------------------
       5,340          7,157         (15,165)        8,829          8,850


         425            510             428           602            594
          29             44              86            31             14
- -------------------------------------------------------------------------
         454            554             514           633            608
- -------------------------------------------------------------------------


       2,998          3,318           2,460         3,270          3,260
         461            547             488           485            514
         262            220             208           199            151
         358            262             275           348            271
         273            273             272           273            273
       1,810          1,666           1,504         1,408          1,711
- -------------------------------------------------------------------------
       6,162          6,286           5,207         5,983          6,180
- -------------------------------------------------------------------------
        (368)         1,425         (19,858)        3,479          3,278
          (4)           685          (7,552)        1,409          1,327
- -------------------------------------------------------------------------
     $  (364)       $   740        $(12,306)      $ 2,070        $ 1,951
- -------------------------------------------------------------------------

     $  (.03)       $   .07        $  (1.09)      $   .18        $   .17
        (.03)           .07           (1.09)          .18            .17
- -------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                              Six months ended
                                                                  June 30,
                                                           ----------------------
(in thousands)                                                 1996          1995
                                                               ----          ----
COMMON STOCK                                               $     49      $     49
                                                           ========      ========

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period                             $ 54,279      $ 54,259
  Stock options exercised                                        11             7
                                                           --------      --------
Balance at end of period                                   $ 54,290      $ 54,266
                                                           ========      ========

RETAINED DEFICIT

Balance at beginning of period                             $(17,924)     $(11,463)
  Net income                                                    376         3,775
                                                           --------      --------
Balance at end of period                                   $(17,548)     $ (7,688)
                                                           ========      ========

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                           ---------------------------
(in thousands)                                                                                 1996               1995
                                                                                               ----               ----
OPERATING ACTIVITIES
Net income                                                                                 $    376           $  3,775
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                             545                546
  Depreciation and other amortization                                                           853                569
  Provision for (benefit from) deferred income taxes                                          3,701             (3,549)
  Provision for credit losses                                                                 2,500                250
  Gain on disposal of assets                                                                     --                 (6)
  Changes in operating assets and liabilities:
  Decrease (increase) in recoverable income taxes                                               573                (65)
  Decrease (increase) in other assets                                                           569               (791)
  Increase in accounts payable and accrued expenses                                              67              1,809
  Increase in income taxes payable                                                               --              3,082
  (Decrease) increase in refundable dealer reserve                                           (1,168)             2,321
  Increase in other liabilities                                                                 219                 96
                                                                                           --------           --------
    Net cash provided by operating activities                                                 8,235              8,037
                                                                                           --------           --------

INVESTING ACTIVITIES
Repayments on (net cost of acquiring) contract receivables                                   28,530            (39,044)
Purchase of property and equipment                                                           (1,581)              (425)
Proceeds on disposal of assets                                                                   --                  6
                                                                                           --------           --------
    Net cash provided by (used in) investing activities                                      26,949            (39,463)
                                                                                           --------           --------

FINANCING ACTIVITIES
Net (payments) borrowings on revolving line of credit                                        (2,097)            21,629
Payments on Term notes                                                                      (16,000)                --
Payments on Automobile Receivables-Backed notes                                             (18,113)                --
Borrowings on Subordinated notes                                                                 --             10,000
Net payments on other debt                                                                       --               (511)
Proceeds from stock options exercised                                                            11                  7
                                                                                           --------           --------
    Net cash (used in) provided by financing activities                                     (36,199)            31,125
                                                                                           --------           --------
Decrease in cash and cash equivalents                                                        (1,015)              (301)
Cash and cash equivalents at beginning of period                                             12,507              3,288
                                                                                           --------           --------
Cash and cash equivalents at end of period                                                 $ 11,492           $  2,987
                                                                                           ========           ========

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business. TFC Enterprises, Inc. ("TFCE") is the holding company for its two wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point of sale" purchase) and on a portfolio basis ("portfolio" purchase). Based in Norfolk, Virginia, TFC also has offices in Dallas, Texas; Jacksonville, Florida; and San Diego, California. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates ten offices throughout Virginia and North Carolina.

Basis of presentation. The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

2. CONTRACT RECEIVABLES

The following is a summary of contract receivables at June 30, 1996, December 31, 1995 and June 30, 1995:

                                            June 30,      Dec. 31,      June 30,
(in thousands)                                  1996          1995          1995
                                            --------     ---------      --------
Gross contract receivables                  $205,098      $271,039      $271,922
Less:
  Unearned interest revenue                   33,013        49,878        50,648
  Unearned discount                              663         1,320         2,278
  Unearned commissions                         1,444         2,193         1,831
  Unearned service fees                          131          (210)          249
  Payments in process                             --         2,906         3,562
  Escrow for pending acquisitions                537           419           874
  Allowance for credit losses                 17,262        23,046         4,714
  Nonrefundable reserve                       12,027        20,436        29,796
                                            --------      --------      --------
    Net contract receivables                $140,021      $171,051      $177,970
                                            ========      ========      ========

                             TFC ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. CONTRACT RECEIVABLES (CONTINUED)

Changes in the allowance for credit losses and nonrefundable reserve for the three and six months ended June 30, 1996 and 1995 were as follows:

                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                    -------------------    --------------------
(in thousands)                         1996        1995        1996        1995
                                       ----        ----        ----        ----
ALLOWANCE FOR CREDIT LOSSES
Balance at beginning of period      $21,394     $ 5,411    $ 23,046    $  5,492
  Provision for credit losses         1,500         250       2,500         250
  Charge-offs                        (7,924)     (1,682)    (12,464)     (2,400)
  Recoveries                          2,292         735       4,180       1,372
                                    -------     -------    --------    --------
Balance at end of period            $17,262     $ 4,714    $ 17,262    $  4,714
                                    -------     -------    --------    --------

NONREFUNDABLE RESERVE
Balance at beginning of period      $14,387     $25,702    $ 20,436    $ 24,348
  Allocation for credit losses        3,717       9,249       6,740      16,313
  Charge-offs                        (6,077)     (5,155)    (15,149)    (10,865)
                                    -------     -------    --------    --------
Balance at end of period            $12,027     $29,796    $ 12,027    $ 29,796
                                    =======     =======    ========    ========

                             TFC ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

Primary and fully diluted net income (loss) per common share for the three and six months ended June 30, 1996 and 1995 were as follows:

                                                      Three months ended    Six months ended
                                                           June 30,             June 30,
                                                     -------------------    -----------------
(in thousands, except per share amounts)                1996        1995       1996      1995
                                                        ----        ----       ----      ----
PRIMARY NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss)                                    $  (364)    $ 1,951    $   376   $ 3,775
Stock and stock equivalents (average shares):
  Common shares outstanding                           11,289      11,283     11,287    11,282
  Stock options (a)                                       --          37         --        30
                                                     -------     -------    -------   -------
  Total stock and stock equivalents                   11,289      11,320     11,287    11,312
                                                     -------     -------    -------   -------
Primary net income (loss) per
  common share (b)                                   $  (.03)    $   .17    $   .03   $   .33
                                                     =======     =======    =======   =======

FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss)                                    $  (364)    $ 1,951    $   376   $ 3,775
Stock and stock equivalents (average shares):
  Common shares outstanding                           11,289      11,283     11,287    11,282
  Stock options (c)                                       --         101         --       104
                                                     -------     -------    -------   -------
  Total stock and stock equivalents                   11,289      11,384     11,287    11,386
                                                     -------     -------    -------   -------
Fully diluted net income (loss) per
  common share (b)                                   $  (.03)    $   .17    $   .03   $   .33
                                                     =======     =======    =======   =======


(a) Shares were assumed to be repurchased at the average closing common stock price of $2.59 and $2.98 in the second quarter and first six months of 1996, respectively. Shares were assumed to be repurchased at the average closing common stock price of $10.95 and $9.12 in the second quarter and first six months of 1995, respectively.

(b)     Calculation based on unrounded numbers.

(c) Shares were assumed to be repurchased at the closing common stock price of $2.38 and $12.13 per common share at June 30, 1996 and 1995, respectively.

                             TFC ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. OTHER MATTERS

Defaults under forbearance agreements. As a result of the net loss in the second quarter of 1996, the Company, at June 30, 1996, was not in compliance with certain aspects of forbearance agreements with lenders. The Company is currently in discussions with its lenders to resolve the out-of-compliance situations. Although the Company is not able to predict what the ultimate resolution of the discussions will be, certain of the remedies available to the lenders as a result of the defaults include repricing and/or foreclosure of the loans, which could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its ability to continue as a going concern.

The Company's credit and forbearance agreements with lenders are discussed in more detail in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K.

Proposed restructuring of senior management. In June 1996, the Company's Board of Directors approved a proposed restructuring of the Company's senior management. The proposed restructuring, which would not include the Chairman of the Board, would involve the termination of the employment agreements of certain key executives. Termination of the employment agreements would be in exchange for approximately $1.5 million to $1.8 million in combined cash payments and cancellation of certain notes receivable from these executives. The notes receivable are related to 1995 profit sharing amounts owed to the Company. The purpose of the proposed restructuring is to reduce salary expense in the future. The combined base salaries, exclusive of benefits and profit sharing amounts, of the affected executives total approximately $3.8 million over the remaining 3.5 years of the employment agreements through December 31, 1999.

The proposed restructuring of senior management is contingent on approval by the Company's lenders, certain of which approvals have been obtained. No final agreements have yet been reached with the affected executives. However, it is anticipated that, assuming lender approval, agreements will be reached in the third quarter of 1996.

Revisions to Robert S. Raley, Jr. employment agreement / termination of deferred compensation agreement. In June 1996, the Company and Robert S. Raley, Jr., the Company's Chairman of the Board, agreed to extend the term of his employment agreement through December 31, 2002. In addition, the Board of Directors has agreed to increase Mr. Raley's annual base salary from $50,000 to an annualized rate of $300,000 and has approved a $300,000 personal line of credit, subject to lender approval, for Mr. Raley's use. Although the salary increase will not become a binding part of Mr. Raley's employment agreement, the Board of Directors retained the right to amend Mr. Raley's base salary at any time. In 1996, Mr. Raley will receive the entire $300,000 base salary.

In August 1996, the Company and Mr. Raley agreed to terminate all of Mr. Raley's rights to the twenty year deferred compensation agreement contained in his employment agreement. Since Mr. Raley is considered a "principal shareholder" of the Company, the voluntary termination of his deferred compensation agreement and the resultant elimination of the Company's obligation with respect thereto, aggregating $1.0 million, will be considered an equity contribution in the third quarter of 1996. Deferred compensation expense for the first six months of 1996 totaled $.1 million.

                             TFC ENTERPRISES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This report contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, but not limited to, those factors set forth elsewhere in this report.

                               SIGNIFICANT EVENTS

Defaults under forbearance agreements. As a result of the net loss in the second quarter of 1996, the Company, at June 30, 1996, was not in compliance with certain aspects of forbearance agreements with lenders. The Company is currently in discussions with its lenders to resolve the out-of-compliance situations. Although the Company is not able to predict what the ultimate resolution of the discussions will be, certain of the remedies available to the lenders as a result of the defaults include repricing and/or foreclosure of the loans, which could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its ability to continue as a going concern.

The Company's credit and forbearance agreements with lenders are discussed in more detail in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K.

Proposed restructuring of senior management. In June 1996, the Company's Board of Directors approved a proposed restructuring of the Company's senior management. The proposed restructuring, which would not include the Chairman of the Board, would involve the termination of the employment agreements of certain key executives. Termination of the employment agreements would be in exchange for approximately $1.5 million to $1.8 million in combined cash payments and cancellation of certain notes receivable from these executives. The notes receivable are related to 1995 profit sharing amounts owed to the Company. The purpose of the proposed restructuring is to reduce salary expense in the future. The combined base salaries, exclusive of benefits and profit sharing amounts, of the affected executives total approximately $3.8 million over the remaining 3.5 years of the employment agreements through December 31, 1999.

The proposed restructuring of senior management is contingent on approval by the Company's lenders, certain of which approvals have been obtained. No final agreements have yet been reached with the affected executives. However, it is anticipated that, assuming lender approval, agreements will be reached in the third quarter of 1996.

Revisions to Robert S. Raley, Jr. employment agreement / termination of deferred compensation agreement. In June 1996, the Company and Robert S. Raley, Jr., the Company's Chairman of the Board, agreed to extend the term of his employment agreement through December 31, 2002. In addition, the Board of Directors has agreed to increase Mr. Raley's annual base salary from $50,000 to an annualized rate of $300,000 and has approved a $300,000 personal line of credit, subject to lender approval, for Mr. Raley's use. Although the salary increase will not become a binding part of Mr. Raley's employment agreement, the Board of Directors retained the right to amend Mr. Raley's base salary at any time. In 1996, Mr. Raley will receive the entire $300,000 base salary.

In August 1996, the Company and Mr. Raley agreed to terminate all of Mr. Raley's rights to the twenty year deferred compensation agreement contained in his employment agreement. Since Mr. Raley is considered a "principal shareholder" of the Company, the voluntary termination of his deferred compensation agreement and the resultant elimination of the Company's obligation with respect thereto, aggregating $1.0 million, will be considered an equity contribution in the third quarter of 1996. Deferred compensation expense for the first six months of 1996 totaled $.1 million.

                             TFC ENTERPRISES, INC.
                             RESULTS OF OPERATIONS

Volume. Gross contracts purchased or originated totaled $29.4 million in the second quarter of 1996, or 67% below the $89.6 million purchased in the second quarter of 1995. For the first six months of 1996, gross contracts purchased or originated totaled $55.3 million, or 66% below the $163.1 million purchased during the first half of 1995. The decrease in gross contract purchases in the second quarter and first six months of 1996, relative to the comparable periods in 1995, was primarily attributable to a significant reduction in point of sale purchases resulting from adjustments to the Company's credit and pricing guidelines in late 1995, and to increased competition from other lenders. These adjustments to the Company's credit and pricing guidelines were directed toward reducing the rate of future charge-offs and delinquencies. Management expects that contract purchase volume for the remainder of 1996 will continue to be well below the corresponding levels in 1995, and, accordingly, this could have a material adverse effect on the Company's future profitability.

As discussed in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K, management's focus in 1996 has been to redirect the Company toward its traditional military point of sale and civilian portfolio purchase business lines, as well as toward an expanded "D" paper program referred to as the "Credit Builder" program. In the first six months of 1996, gross contract purchase volume for the Credit Builder program totaled $2.0 million. Purchase volume for the Credit Builder program in the first half of 1996 has not met management's expectations. Furthermore, gross contract purchase volume from this product is not expected to materially improve for the remainder of 1996. Management continues to focus the Company on its traditional military point of sale and civilian portfolio purchase business lines.

Gross contracts purchased or originated were as follows for the three and six months ended June 30, 1996 and June 30, 1995:

 GROSS CONTRACT VOLUME                        Three months ended    Six months ended
                                                    June 30,            June 30,
                                              ------------------   ------------------
(dollars in thousands)                            1996      1995      1996       1995
                                                  ----      ----      ----       ----
Contracts purchased or originated:
  Point of sale                                $17,040   $72,913   $33,065   $129,472
  Portfolio                                     12,406    16,656    22,283     33,598
                                               -------   -------   -------   --------
     Total                                     $29,446   $89,569   $55,348   $163,070
                                               =======   =======   =======   ========

Number of contracts purchased or originated:
  Point of sale                                  3,076     8,056     5,609     13,771
  Portfolio                                      2,349     3,518     4,199      7,743
                                               -------   -------   -------   --------
     Total                                       5,425    11,574     9,808     21,514
                                               =======   =======   =======   ========


The decrease in gross contracts purchased or originated in the first six months of 1996 reflected reductions in each of the Company's three Regional Service Centers located in Norfolk, Virginia (Mid-Atlantic), Dallas, Texas (Southwest), and Jacksonville, Florida (Southern) offset, in part, by an increase in First Community Finance, Inc. originations.

                             TFC ENTERPRISES, INC.

Gross contract purchase and origination volume for each of the Company's Regional Service Centers, as well as First Community Finance, Inc., was as follows for the three and six months ended June 30, 1996 and June 30, 1995:

GROSS CONTRACT VOLUME BY LOCATION      Three months ended     Six months ended
                                             June 30,              June 30,
                                       ------------------    -------------------
(in thousands)                            1996       1995       1996        1995
                                          ----       ----       ----        ----
Service Center:
  Mid-Atlantic                         $10,783    $27,274    $19,570    $ 44,635
  Southern                                --       35,501        502      69,772
  Southwest                             15,732     25,897     30,647      47,483
                                       -------    -------    -------    --------
    Subtotal                            26,515     88,672     50,719     161,890
                                       -------    -------    -------    --------
First Community Finance, Inc.            2,931        897      4,629       1,180
                                       -------    -------    -------    --------
    Total                              $29,446    $89,569    $55,348    $163,070
                                       =======    =======    =======    ========

As discussed in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K, the Company, in the first quarter of 1996, temporarily transferred the underwriting functions of the Southern Regional Service Center to the Mid-Atlantic Regional Service Center. This action was taken to improve control over the underwriting process by reducing the number of locations at which contracts are purchased. As a result, the Southern Regional Service Center's contract purchase volume decreased significantly in the first half of 1996. The Company expects to resume contract purchases by the Southern Regional Service Center, on a limited basis, in the third quarter of 1996.

Net interest revenue. Net interest revenue for the second quarter of 1996 totaled $6.8 million, a decrease of 25% compared with $9.1 million in the prior year period. The decrease was attributable to a reduction in interest earning assets and a decrease in the net interest margin. For the first half of 1996, net interest revenue was $15.0 million, down 11% from $16.9 million in the first six months of 1995. The decrease was attributable to a decrease in the net interest margin offset, in part, by an increase in interest earning assets.

The net interest margin was 14.41% in the second quarter of 1996, compared to 17.76% in the second quarter of 1995. For the first half of 1996, the net interest margin was 14.77%, compared to 17.44% in the first half of 1995. The decreases were attributable to a reduction in the yield on interest earning assets and an increase in the cost of interest bearing liabilities.

The yield on interest earning assets was 21.56% for the second quarter of 1996, compared with 23.46% in the prior year period. For the first six months of 1996, the yield on interest earning assets was 21.91%, compared with 23.05% in the first six months of 1995. The decreases were primarily attributable to reductions in the amount of contract purchase discount accreted to interest revenue as a yield enhancement. Contract purchase discount accreted to interest revenue totaled $.3 million and $.7 million in the second quarter and first six months of 1996, respectively. This compares to $.9 million and $1.9 million during the comparable periods in 1995.

The cost of interest bearing liabilities was 9.60% in the second quarter of 1996 and 9.52% in the first six months of 1996. This compared to 8.53% and 8.40%, respectively, in the comparable periods in 1995. The increases were primarily attributable to higher interest rates charged to the Company by its lenders under forbearance agreements.

                             TFC ENTERPRISES, INC.

As a result of the net loss in the second quarter of 1996, the Company, at June 30, 1996, was not in compliance with certain aspects of forbearance agreements with lenders. The Company is currently in discussions with its lenders to resolve the out-of-compliance situations. Although the Company is not able to predict what the ultimate resolution of the discussions will be, certain of the remedies available to the lenders as a result of the defaults include repricing and/or foreclosure of the loans, which could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its ability to continue as a going concern.

The Company's credit and forbearance agreements with lenders are discussed in more detail in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K.

The following table summarizes net interest revenue and the net interest margin for the three and six months ended June 30, 1996 and June 30, 1995:

NET INTEREST REVENUE                    Three months ended       Six months ended
                                             June 30,                June 30,
                                       --------------------    --------------------
(dollars in thousands)                     1996        1995        1996        1995
                                           ----        ----        ----        ----
Average interest earning assets (a)    $189,828    $204,942    $203,119    $193,921
Average interest bearing liabilities    141,410     137,076     152,258     129,524
                                       --------    --------    --------    --------
Net interest earning assets            $ 48,418    $ 67,866    $ 50,861    $ 64,397
                                       ========    ========    ========    ========

Interest and other finance revenue     $ 10,233    $ 12,021    $ 22,248    $ 22,350
Interest expense                          3,393       2,921       7,251       5,439
                                       --------    --------    --------    --------
Net interest revenue                   $  6,840    $  9,100    $ 14,997    $ 16,911
                                       ========    ========    ========    ========

Yield on interest earning assets          21.56%      23.46%      21.91%      23.05%
Cost of interest bearing liabilities       9.60        8.53        9.52        8.40
                                          -----       -----       -----       -----
Net interest spread                       11.96%      14.93%      12.39%      14.65%
                                          =====       =====       =====       =====

Net interest margin (b)                   14.41%      17.76%      14.77%      17.44%
                                          =====       =====       =====       =====

(a) Average interest bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

(b) Net interest margin is annualized net interest revenue divided by average interest earning assets.

Operating expense. Operating expense was $6.2 million in the second quarter of 1996 and the second quarter of 1995. Compared to the second quarter of 1995, the second quarter of 1996 primarily reflected higher repossession, occupancy and equipment expense offset by lower salary and benefits expense. For the first six months of 1996, operating expense totaled $12.4 million, an increase of 9% compared to $11.5 million in the first half of 1995. The increase in the first six months of 1996 was primarily attributable to higher repossession, occupancy and equipment expense offset, in part, by lower salary and benefits expense.

As a percentage of average interest earning assets, operating expense was 12.98% in the second quarter of 1996, compared to 12.06% in the second quarter of 1995. The increase reflected a decrease in average

                             TFC ENTERPRISES, INC.

interest earning assets in the second quarter of 1996. For the first six months of 1996, operating expense was 12.26% of average interest earning assets, compared to 11.81% in the first half of 1995. The increase was attributable to higher operating expense offset, in part, by the effect of higher interest earning assets.

In June 1996, the Company's Board of Directors approved a proposed restructuring of the Company's senior management. The proposed restructuring, which would not include the Chairman of the Board, would involve the termination of the employment agreements of certain key executives. Termination of the employment agreements would be in exchange for approximately $1.5 million to $1.8 million in combined cash payments and cancellation of certain notes receivable from these executives. The notes receivable are related to 1995 profit sharing amounts owed to the Company. The purpose of the proposed restructuring is to reduce salary expense in the future. The combined base salaries, exclusive of benefits and profit sharing amounts, of the affected executives total approximately $3.8 million over the remaining 3.5 years of the employment agreements through December 31, 1999.

The proposed restructuring of senior management is contingent on approval by the Company's lenders, certain of which approvals have been obtained. No final agreements have yet been reached with the affected executives. However, it is anticipated that, assuming lender approvals, agreements will be reached in the third quarter of 1996.

In June 1996, the Company and Robert S. Raley, Jr., the Company's Chairman of the Board, agreed to extend the term of his employment agreement through December 31, 2002. In addition, the Board of Directors has agreed to increase Mr. Raley's annual base salary from $50,000 to an annualized rate of $300,000 and has approved a $300,000 personal line of credit, subject to lender approval, for Mr. Raley's use. Although the salary increase will not become a binding part of Mr. Raley's employment agreement, the Board of Directors retained the right to amend Mr. Raley's base salary at any time. In 1996, Mr. Raley will receive the entire $300,000 base salary.

In August 1996, the Company and Mr. Raley agreed to terminate all of Mr. Raley's rights to the twenty year deferred compensation agreement contained in his employment agreement. Since Mr. Raley is considered a "principal shareholder" of the Company, the voluntary termination of his deferred compensation agreement and the resultant elimination of the Company's obligation with respect thereto, aggregating $1.0 million, will be considered an equity contribution in the third quarter of 1996. Deferred compensation expense for the first six months of 1996 totaled $.1 million.

Provision for income taxes. The benefit from income taxes for the second quarter of 1996 totaled four thousand dollars. This compares with a provision for income taxes in the second quarter of 1995 of $1.3 million. The Company's second quarter 1996 tax benefit reflects the impact of a $.4 million pretax loss offset by $.3 million of nondeductible goodwill amortization and other nondeductible expenses. The provision for income taxes totaled $.7 million in the first six months of 1996. This compares to $2.6 million in the first six months of 1995.

                              FINANCIAL CONDITION

Assets. Total assets decreased to $178.5 million at June 30, 1996, from $215.1 million at December 31, 1995, and $208.8 million at June 30, 1995. The decrease was primarily attributable to a reduction in net contract receivables which resulted from the Company's sharply lower contract purchase volume in the first six months of 1996.

Net contract receivables. Net contract receivables were $140.0 million, or 78% of total assets at June 30, 1996; $171.1 million, or 80% of total assets at year-end 1995; and $178.0 million, or 85% of total assets at June 30, 1996. The decrease in net contract receivables at June 30, 1996, compared with December 31, 1995 and June 30, 1995, reflected decreases in each of the Company's three Regional Service Centers offset, in part, by an increase in net contract receivables at First Community Finance, Inc.

                             TFC ENTERPRISES, INC.

The following table summarizes net contract receivables at June 30, 1996, December 31, 1995 and June 30, 1995:

NET CONTRACT RECEIVABLES                    June 30,      Dec. 31,      June 30,
(in thousands)                                  1996          1995          1995
                                            --------      --------      --------
Service Center:
  Mid-Atlantic                              $ 46,927      $ 58,406      $ 51,724
  Southern                                    37,729        56,860        69,831
  Southwest                                   49,208        51,393        55,463
                                            --------      --------      --------
    Subtotal                                 133,864       166,659       177,018
First Community Finance, Inc.                  6,157         4,392           952
                                            --------      --------      --------
    Total                                   $140,021      $171,051      $177,970
                                            ========      ========      ========


Liabilities. Total liabilities were $141.7 million at June 30, 1996, a decrease of $37.1 million, or 21%, from December 31, 1995, and a decrease of $20.5 million, or 13%, compared with June 30, 1995. The decrease in liabilities, compared with year-end 1995 and June 30, 1995, primarily reflected decreased borrowings under the Company's credit facilities which, in turn, resulted from a contraction in net contract receivables. As a percentage of total liabilities and equity, liabilities represented 79%, 83% and 78% respectively, at June 30, 1996, December 31, 1995 and June 30, 1995.

Equity. Equity totaled $36.8 million at June 30, 1996, compared to $36.4 million at December 31, 1995, and $46.6 million at June 30, 1995. The increase in equity at June 30, 1996, compared with year-end 1995, was primarily attributable to earnings retention. The decrease in equity at June 30, 1996, compared with June 30, 1995, was primarily attributable to the Company's net loss in the fourth quarter of 1995.

                          CREDIT QUALITY AND RESERVES

Net charge-offs. Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $11.7 million in the second quarter of 1996, representing an annualized rate of 25.81% of average contract receivables net of unearned interest. This compares to $6.1 million, or 11.77%, in the second quarter of 1995. For the first six months of 1996, net charge-offs were $23.4 million, or 24.11% of average contract receivables net of unearned interest. This compares to $11.9 million, or 12.14%, in the first six months of 1995. The increase in net charge-offs in the second quarter and first six months of 1996, relative to the comparable prior year periods, was primarily attributable to higher charge-offs relating to assets purchased prior to 1996. This was offset, in part, by an increase in recoveries. Recoveries increased to $2.3 million in the second quarter of 1996 and $4.2 million in the first half of 1996. This compares to $.7 million in the second quarter of 1995, and $1.4 million in the first six months of 1995.

An additional factor which contributed to the increase in net charge-offs in the second quarter and first six months of 1996, compared with the comparable periods in 1995, was a modest tightening of the Company's charge-off guidelines. Prior to the third quarter of 1995, credits on which no payments had been received for 120 days were generally charged-off when they became 180 days contractually past due. In the third quarter of 1995, the payment recency guideline was reduced from 120 days to 90 days.

                             TFC ENTERPRISES, INC.

Net charge-offs by Regional Service Center and First Community Finance, Inc., for the three and six months ended June 30, 1996 and 1995, were as follows:

 NET CHARGE-OFFS BY LOCATION            Three months ended     Six months ended
                                              June 30,              June 30,
                                        ------------------    ------------------
(in thousands)                              1996      1995       1996       1995
                                            ----      ----       ----       ----
Service Center:
  Mid-Atlantic                           $ 3,291    $1,737    $ 7,458    $ 4,248
  Southern                                 5,866     2,452      9,789      4,571
  Southwest                                2,517     1,913      6,136      3,074
                                         -------    ------    -------    -------
    Subtotal                              11,674     6,102     23,383     11,893
First Community Finance, Inc.                 35      --           50       --
                                         -------    ------    -------    -------
    Total                                $11,709    $6,102    $23,433    $11,893
                                         =======    ======    =======    =======

In late 1995, the Company made certain adjustments to its credit and pricing guidelines which were directed toward reducing the level of charge-offs and delinquencies in the future. In part because of the adjustments to the credit and pricing guidelines, the Company's contract purchase volume decreased significantly in the first half of 1996, compared to the first half of 1995. Management expects that contract purchase volume for the remainder of 1996 will continue to be well below the corresponding levels in 1995 and, accordingly, this could have a material adverse effect on the Company's future profitability.

Reserves. At June 30, 1996, the combination of the Company's allowance for credit losses and nonrefundable dealer reserve totaled $29.3 million, or 17.02% of gross contract receivables net of unearned interest. This compared to $43.5 million, or 19.66%, at December 31, 1995 and $34.5 million, or 15.60%, at June 30, 1995.

The Company's refundable dealer reserve totaled $2.1 million at June 30, 1996, compared with $3.3 million and $4.5 million at December 31, 1995 and June 30, 1995, respectively. Under certain of the Company's programs, contracts from dealers are purchased under a refundable, rather than a nonrefundable, reserve relationship. The Company's refundable reserve is available to absorb losses relating only to those contracts purchased from specific dealers.

Delinquencies. Gross contract receivables that were 60 days or more delinquent at June 30, 1996, December 31, 1995 and June 30, 1995 were as follows:

DELINQUENCY                                              June 30,    Dec. 31,    June 30,
(dollars in thousands)                                       1996        1995        1995
                                                         --------    --------    --------
Gross contract receivables 60 days and over delinquent   $ 15,872    $ 18,441    $ 17,727
Gross contract receivables                                205,098     271,039     271,922
Percent                                                      7.74%       6.80%       6.52%

                             TFC ENTERPRISES, INC.

Provision for credit losses. The provision for credit losses totaled $1.5 million and $2.5 million in the second quarter and first six months of 1996, respectively. Provision for credit losses totaled $.3 million in the second quarter and first half of 1995. The Company's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses.

Provision for credit losses is dependent on a number of factors, including, but not limited to, the level and trend of delinquencies and net charge-offs, the amount of nonrefundable and refundable dealer reserves and the overall economic conditions in the markets in which the Company operates. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity management. As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $1.0 million in the first six months of 1996, to $11.5 million at June 30, 1996. The decrease reflected $36.2 million of net cash used in financing activities partially offset by $26.9 million of net cash provided by investing activities and $8.2 million of net cash provided by operating activities. Net cash used in financing activities primarily reflected $36.2 million of net payments on the Company's revolving line of credit, term notes and Automobile Receivables-Backed notes. Net cash provided by investing activities principally reflected $28.5 million in net repayments on contract receivables. In the first half of 1996, the combination of cash on hand and net cash provided by investing activities was sufficient to fund business volume. In the first half of 1995, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume.

Credit and forbearance agreements with lenders. The Company reported a net loss of $(6.5) million for the full year 1995 which reflected a substantial increase in the provision for credit losses resulting from a significant increase in delinquencies and credit losses in the Company's portfolio of contract receivables. As a result of the reported loss and the increase in delinquencies and credit losses, the Company was not in compliance at December 31, 1995, and does not expect to be in compliance in 1996, with certain aspects of the credit agreements relating to its revolving line of credit, term notes and subordinated notes. In March 1996, the Company's lenders agreed to forbear in the exercise of their rights and remedies under the credit agreements, provided the Company continues to meet certain terms and conditions.

As a result of the net loss in the second quarter of 1996, the Company, at June 30, 1996, was not in compliance with certain aspects of forbearance agreements with lenders. The Company is currently in discussions with its lenders to resolve the out-of-compliance situations. Although the Company is not able to predict what the ultimate resolution of the discussions will be, certain of the remedies available to the lenders as a result of the defaults include repricing and/or foreclosure of the loans, which could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its ability to continue as a going concern.

The Company's credit and forbearance agreements with lenders are discussed in more detail in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K.

                             TFC ENTERPRISES, INC.
                           PART II. OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Shareholders of TFC Enterprises, Inc. was held on May 14, 1996 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

1. Election of Directors

                                                                            BROKER
                                           FOR        AGAINST   ABSTAIN   NON-VOTES*
                                           ---        -------   -------   ----------
Walter S. Boone, Jr.                    8,432,669       --       53,400       --
Robert S. Raley, Jr.                    8,432,869       --       53,200       --
Philip R. Smiley                        8,432,669       --       53,400       --

     The following directors' terms of office as a director continued after the meeting: Meyer H. Abraham, Douglas E. Bywater, George R. Kouri and Linwood
     R. Watson.

2. Ratification of Ernst & Young LLP as auditors

                                                                            BROKER
                                           FOR        AGAINST   ABSTAIN   NON-VOTES*
                                           ---        -------   -------   ----------
                                        8,452,254      20,650    13,165       --

* "Broker non-votes" occur where a broker holding stock in street name does not vote those shares.

ITEM 5.       Other Information

              Revisions to Robert S. Raley, Jr. employment agreement / termination of deferred compensation agreement. In June 1996, the Company and Robert S. Raley, Jr., the Company's Chairman of the Board, agreed to extend the term of his employment agreement through December 31, 2002. In addition, the Board of Directors has agreed to increase Mr. Raley's annual base salary from $50,000 to an annualized rate of $300,000 and has approved a $300,000 personal line of credit, subject to lender approval, for Mr. Raley's use. Although the salary increase will not become a binding part of Mr. Raley's employment agreement, the Board of Directors retained the right to amend Mr. Raley's base salary at any time. In 1996, Mr. Raley will receive the entire $300,000 base salary.

              In August 1996, the Company and Mr. Raley agreed to terminate all of Mr. Raley's rights to the twenty year deferred compensation agreement contained in his employment agreement. Since Mr. Raley is considered a "principal shareholder" of the Company, the voluntary termination of his deferred compensation agreement and the resultant elimination of the Company's obligation with respect thereto, aggregating $1.0 million, will be considered an equity contribution in the third quarter of 1996. Deferred compensation expense for the first six months of 1996 totaled $.1 million.

                             TFC ENTERPRISES, INC.
                     PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-Q and such Index to Exhibits is incorporated herein by reference.

              (b) Reports on Form 8-K

                  On April 12, 1996, the Company filed a report on Form 8-K, under Item 7, regarding the Company's financial results for 1995, forbearance agreements with its lenders and business focus in 1996.

                  On May 13, 1996, the Company filed a report on Form 8-K, under Item 7, regarding the Company's first quarter 1996 results.

                             TFC ENTERPRISES, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TFC ENTERPRISES, INC.
                                          (Registrant)

Date: August 13, 1996                     By: /S/ GEORGE R. KOURI
                                              ----------------------------------
                                              George R. Kouri
                                              President, Chief Executive Officer
                                              and Director

Date: August 13, 1996                     By: /S/ CHARLES M. JOHNSTON
                                              ----------------------------------
                                              Charles M. Johnston
                                              Vice President,
                                              Treasurer and Chief
                                              Financial Officer
                                              (Principal Financial Officer
                                              of the Registrant)

                             TFC ENTERPRISES, INC.
                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
- -----------             ---------------------------------------------------
   27.1                 Financial Data Schedule, which is submitted
                        electronically to the Securities and Exchange
                        Commission for information only and not filed.