Form 10-Q
period 1996-09-30
TFC ENTERPRISES INC
filed 1996-11-14
CIK 913958

             THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                   AND EXCHANGE COMMISSION VIA EDGAR

------------------------------------------------------------------------------

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

------------------------------------------------------------------------------

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                          5425 Robin Hood Road
                               Suite 101B
                        Norfolk, Virginia 23513
          (Address of principal executive offices) (zip code)

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

As of November 13, 1996, there were 11,290,308 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                    REPORT ON FORM 10-Q FOR THE THREE MONTHS
                    AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                     Page No.
------------------------------                                     --------

Financial Highlights                                                      3

Financial Statements (Item 1)

  Consolidated Balance Sheets                                             4
  Consolidated Statements of Operations                                   5
  Consolidated Statements of Changes in Shareholders' Equity              7
  Consolidated Statements of Cash Flows                                   8

Notes to Consolidated Financial Statements                                9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                     13

Part II - Other Information
---------------------------

Exhibits and Reports on Form 8-K (Item 6)                                20

Signatures                                                               21

Index to Exhibits                                                        22

                         TFC ENTERPRISES, INC.
                          FINANCIAL HIGHLIGHTS

                              (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                           Nine months
(dollar amounts in thousands,                                        ended September 30,                    ended September 30,
 except per share amounts)                                          1996               1995               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $   (916)          $  2,070           $   (540)          $  5,845

Net income (loss) per common share                                  (.08)          $    .18               (.05)          $    .52

Average common and common equivalent
shares outstanding (in thousands)                                 11,290             11,466             11,288             11,320
---------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS: (ANNUALIZED, AS
APPROPRIATE)

Return on average common equity                                       NM              17.37%                NM              17.05%

Return on average assets                                              NM               3.76                 NM               3.96

Yield on interest-earning assets                                   21.49%             23.35%             21.71%             23.17%

Cost of interest-bearing liabilities                                9.68               8.56               9.54               8.46

Net interest margin                                                14.24              17.54              14.56              17.49

Operating expense as a percentage of average
interest earning assets (a)                                        14.53              10.41              12.90              11.30

Total net charge-offs to average gross contract
receivables net of unearned interest                               19.11              15.93              22.52              13.54

60-day delinquencies to period end gross
contract receivables                                                7.94               7.76               7.94               7.76

Total allowance and nonrefundable reserve to
period end gross contract receivables net of
unearned interest                                                  15.71              15.46              15.71              15.46

Equity to assets, period end                                       21.14              21.29              21.14              21.29
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES:

  Interest-earning assets (b)                                   $176,097           $229,895           $194,699           $205,803

  Total assets                                                   174,952            220,221            189,920            196,579

  Interest-bearing liabilities                                   131,723            156,023            145,841            138,406

  Equity                                                          36,909             47,686             37,041             45,715
---------------------------------------------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers.

NM - Not meaningful.

(a) Excludes a $1.8 million charge for severance benefits recognized in the third quarter of 1996.

(b) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                            Sept. 30,          Dec. 31,           Sept. 30,
(dollars in thousands)                                                           1996              1995                1995
                                                                            ---------         ---------           ---------
ASSETS

Cash and cash equivalents                                                    $  8,929           $ 12,507           $  3,617
Net contract receivables                                                      139,082            171,051            197,413
Recoverable income taxes                                                        3,126              3,904                219
Property and equipment, net                                                     3,171              2,256              2,303
Goodwill, net                                                                  11,046             11,656             11,860
Other intangible assets, net                                                    2,388              2,596              2,666
Deferred income taxes                                                           2,178              6,911              8,083
Other assets                                                                    2,128              4,265              2,588
                                                                             --------           --------           --------
   Total assets                                                              $172,048           $215,146           $228,749
                                                                             ========           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Revolving line of credit                                                     $ 68,757           $ 59,475            $98,234
Term notes                                                                     25,000             50,000             50,000
Automobile Receivables-Backed notes                                            21,569             47,252                 --
Subordinated notes, net                                                        13,780             13,732             14,961
Accounts payable and accrued expenses                                           4,525              4,146              6,880
Income taxes payable                                                               --                 --              5,031
Refundable dealer reserve                                                       1,818              3,250              4,232
Other liabilities                                                                 104                887                703
                                                                             --------           --------           --------
  Total liabilities                                                           135,553            178,742            180,041
                                                                              -------            -------            -------

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                                                     --                 --                 --
Common stock, $.01 par value, 40,000,000 shares
  authorized; 11,290,308; 11,283,954 and 11,282,719
  shares outstanding, respectively                                                 49                 49                 49

Additional paid-in capital                                                     54,910             54,279             54,277

Retained deficit                                                              (18,464)           (17,924)            (5,618)
                                                                             --------           --------           --------
    Total shareholders' equity                                                 36,495             36,404             48,708
                                                                             --------           --------           --------
      Total liabilities and shareholders' equity                             $172,048           $215,146           $228,749
                                                                             ========           ========           ========

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                  Nine months ended
                                                                            ----------------------------
                                                                            Sept. 30,          Sept. 30,
(in thousands, except per share amounts)                                         1996               1995
--------------------------------------------------------------------------------------------------------
Interest and other finance revenue                                           $ 31,707            $35,770
Interest expense                                                               10,440              8,780
--------------------------------------------------------------------------------------------------------
    Net interest revenue                                                       21,267             26,990
Provision for credit losses                                                     2,500              1,500
--------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                     18,767             25,490

Other revenue:

Commission on ancillary products                                                1,280              1,696
Other                                                                             103                 82
    Total other revenue                                                         1,383              1,778
--------------------------------------------------------------------------------------------------------

Operating expense:

Salaries                                                                        9,634              9,613
Employee benefits                                                               1,465              1,519
Occupancy                                                                         752                504
Equipment                                                                         945                842
Amortization of intangibles                                                       819                819
Severance benefits                                                              1,804                 --
Other                                                                           5,228              4,138
--------------------------------------------------------------------------------------------------------
    Total operating expense                                                    20,647             17,435
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                (497)             9,833
Provision for (benefit from) income taxes                                          43              3,988
--------------------------------------------------------------------------------------------------------
    Net income (loss)                                                        $   (540)           $ 5,845
--------------------------------------------------------------------------------------------------------

Primary net income (loss) per common share                                   $   (.05)           $   .52
Fully diluted net income (loss) per common share                                 (.05)               .52
--------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                                                 Three months ended
------------------------------------------------------------------------------------------------------------------------
                Sept. 30,                June 30,               March 31,               Dec. 31,               Sept. 30,
                     1996                    1996                    1996                   1995                    1995
------------------------------------------------------------------------------------------------------------------------
                  $ 9,459                 $10,233                 $12,015               $ 13,588                 $13,420
                    3,189                   3,393                   3,858                  3,753                   3,341
------------------------------------------------------------------------------------------------------------------------
                    6,270                   6,840                   8,157                  9,835                  10,079
                       --                   1,500                   1,000                 25,000                   1,250
------------------------------------------------------------------------------------------------------------------------
                    6,270                   5,340                   7,157                (15,165)                  8,829


                      345                     425                     510                    428                     602
                       30                      29                      44                     86                      31
                      375                     454                     554                    514                     633
------------------------------------------------------------------------------------------------------------------------


                    3,318                   2,998                   3,318                  2,460                   3,270
                      457                     461                     547                    488                     485
                      271                     262                     220                    208                     199
                      326                     358                     262                    275                     348
                      273                     273                     273                    272                     273
                    1,804                      --                      --                     --                      --
                    1,750                   1,810                   1,666                  1,504                   1,408
------------------------------------------------------------------------------------------------------------------------
                    8,199                   6,162                   6,286                  5,207                   5,983
------------------------------------------------------------------------------------------------------------------------
                   (1,554)                   (368)                  1,425                (19,858)                  3,479
                     (638)                     (4)                    685                 (7,552)                  1,409
                  $  (916)                $  (364)                $   740               $(12,306)                $ 2,070
------------------------------------------------------------------------------------------------------------------------

                  $  (.08)                $  (.03)                $   .07               $  (1.09)                $   .18
                     (.08)                   (.03)                    .07                  (1.09)                    .18
------------------------------------------------------------------------------------------------------------------------

                         TFC ENTERPRISES, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                              (UNAUDITED)

                                                                      Nine months ended
                                                                           Sept. 30,
                                                                 ----------------------------
(in thousands)                                                       1996                1995
                                                                     ----                ----
COMMON STOCK

Balance at end of period                                         $     49            $     49
                                                                 --------            --------

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of period                                   $ 54,279            $ 54,259
  Stock options exercised                                              11                  18
  Deferred compensation termination, net of taxes                     620                  --
                                                                 --------           ---------
Balance at end of period                                         $ 54,910            $ 54,277
                                                                 ========            ========

RETAINED DEFICIT

Balance at beginning of period                                   $(17,924)           $(11,463)
  Net income (loss)                                                  (540)              5,845
                                                                 --------            --------
Balance at end of period                                         $(18,464)           $ (5,618)
                                                                 ========            ========


See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                 Nine months ended
                                                                                                     Sept 30,
                                                                                            --------------------------
(In thousands)                                                                                1996                1995
                                                                                              ----                ----
OPERATING ACTIVITIES

Net income (loss)                                                                         $   (540)            $ 5,845
Adjustments to reconcile net income to net cash provided by operating activities:

  Amortization of intangible assets                                                            819                 819
  Depreciation and other amortization                                                        1,306                 873
  Provision for (benefit from) deferred income taxes                                         4,895              (3,226)
  Provision for credit losses                                                                2,500               1,500

Changes in operating assets and liabilities:
  Decrease in recoverable income taxes                                                         778                 122
  Decrease (increase) in other assets                                                        1,566              (1,112)
  Increase in accounts payable and accrued expenses                                            379               3,433
  Increase in income taxes payable                                                              --               3,063
  (Decrease) increase in refundable dealer reserve                                          (1,432)              2,028
  (Decrease) increase in other liabilities                                                    (196)                146
                                                                                          --------            --------
    Net cash provided by operating activities                                               10,075              13,491

INVESTING ACTIVITIES

Repayment on (net cost of acquiring) contract receivables                                   29,339             (59,736)
Purchase of property and equipment                                                          (1,602)             (1,040)
Proceeds on disposal of assets                                                                  --                   6
                                                                                          --------            --------
  Net cash provided by (used in) investing activities                                       27,737             (60,770)

FINANCING ACTIVITIES

Net borrowings on revolving line of credit                                                   9,282              13,442
(Payments) borrowings on Term notes                                                        (25,000)             25,000
Payments on Automobile Receivables-backed notes                                            (25,683)                 --
Net borrowings on Subordinated notes                                                            --               9,148
Proceeds from stock options exercised                                                           11                  18
                                                                                                --                  --
  Net cash (used in) provided by financing activities                                      (41,390)             47,608
                                                                                          --------            --------
(Decrease) increase in cash and cash equivalents                                            (3,578)                329
Cash and cash equivalents at beginning of period                                            12,507               3,288
                                                                                          --------            --------
Cash and cash equivalents at end of period                                                $  8,929            $  3,617
                                                                                          ========            ========

  See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business. TFC Enterprises, Inc., through its wholly-owned subsidiary, The Finance Company, specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers. Through First Community Finance, Inc., another wholly-owned subsidiary, TFC Enterprises, Inc. is involved in the direct origination and servicing of small consumer loans. Based in Norfolk, Virginia, TFC Enterprises, Inc. also has offices in Jacksonville, Florida; Dallas, Texas; San Diego, California and throughout Virginia and North Carolina.

Basis of presentation. The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all information and financial notes required by Generally Accepted Accounting Principles for complete statements.

2.  CONTRACT RECEIVABLES

The following is a summary of contract receivables as of September 30, 1996, December 31, 1995, and September 30, 1995:

                                                                          Sept. 30,          Dec. 31,         Sept. 30,
(in thousands)                                                                 1996              1995              1995
                                                                           --------          --------         ---------
Gross contract receivables                                                 $198,455          $271,039          $299,744

Less:
  Unearned interest revenue                                                  30,489            49,878            56,810
  Unearned discount                                                             567             1,320             1,704
  Unearned commissions                                                        1,243             2,193             2,057
  Unearned service fees                                                         179             (210)                12
  Payments in process                                                           (2)             2,906             3,571
  Escrow for pending acquisitions                                               503               419               620
  Allowance for credit losses                                                12,504            23,046             4,401
  Nonrefundable reserve                                                      13,890            20,436            33,156
                                                                           --------          --------          --------
      Net contract receivables                                             $139,082          $171,051          $197,413
                                                                           ========          ========          ========

                         TFC ENTERPRISES, INC.

2.  CONTRACT RECEIVABLES (CONTINUED)

Changes in the allowance for credit losses and nonrefundable reserve for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                                  Three months ended                     Nine months ended
                                                      September 30,                         September 30,
                                              ---------------------------         -----------------------------
(in thousands)                                    1996               1995               1996               1995
                                                  ----               ----               ----               ----
ALLOWANCE FOR CREDIT LOSSES

Balance at beginning of period                $ 17,262            $ 4,714           $ 23,046           $  5,492
  Provision for credit losses                       --              1,250              2,500              1,500
  Charge-offs                                   (6,109)            (2,308)           (18,573)            (4,708)
  Recoveries                                     1,351                745              5,531              2,117
                                              --------            -------           --------           --------
Balance at end of period                      $ 12,504            $ 4,401           $ 12,504           $  4,401
                                              ========            =======           ========           ========

NONREFUNDABLE RESERVE

Balance at beginning of period                $ 12,027            $29,796           $ 20,436           $ 24,348
  Allocation for credit losses                   5,076             11,005             11,816             27,318
  Charge-offs                                   (3,213)            (7,645)           (18,362)           (18,510)
                                              --------            -------           --------           --------
Balance at end of period                       $13,890            $33,156           $ 13,890           $ 33,156
                                              ========            =======           ========           ========

                         TFC ENTERPRISES, INC.

3.  COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

Primary and fully diluted net income (loss) per common share for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                                                    Three months ended              Nine months ended
                                                                       September 30,                   September 30,
                                                                ------------------------        -----------------------
(in thousands, except per share amounts)                            1996            1995           1996            1995
                                                                    ----            ----           ----            ----
PRIMARY NET INCOME PER COMMON SHARE:

Net income (loss)                                                $  (916)        $ 2,070        $  (540)         $ 5,845
Stock and stock equivalents (average shares):
  Common shares outstanding                                       11,290          11,283         11,288           11,283
  Stock options (a)                                                   --             183             --               37
                                                                 -------         -------        -------          -------
  Total stock and stock equivalents                               11,290          11,466         11,288           11,320
                                                                 -------         -------        -------          -------
Primary net income (loss) per common share (b)                   $  (.08)        $   .18        $  (.05)         $   .52
                                                                 =======         =======        =======          =======

FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss)                                                $  (916)        $ 2,070        $  (540)         $ 5,845
Stock and stock equivalents (average shares):
  Common shares outstanding                                       11,290          11,283         11,288           11,283
  Stock options (c)                                                   --             189             --               49
                                                                 -------         -------        -------          -------
  Total stock and stock equivalents                               11,290          11,472         11,288           11,332
                                                                 -------         -------        -------          -------
Fully diluted net income (loss) per common share (b)             $  (.08)        $   .18        $  (.05)         $   .52
                                                                 =======         =======        =======          =======


(a) Shares were assumed to be repurchased at the average closing common stock price of $13.42 and $10.55 in the third quarter and first nine months of 1995, respectively.

(b) Calculation based on unrounded numbers.

(c) Shares were assumed to be repurchased at the closing common stock price of $13.50 per common share at September 30, 1995.

                         TFC ENTERPRISES, INC.

4.  OTHER MATTERS

Defaults under forbearance agreements. As a result of the net losses in the second and third quarters of 1996, the Company, at September 30, 1996, was not in compliance with certain aspects of forbearance agreements with lenders. The Company is currently in discussions with its lenders to resolve the out-of-compliance situations. Although the Company is not able to predict what the ultimate resolution of the discussions will be, certain of the remedies available to the lenders as a result of the defaults include repricing and/or foreclosure of the loans, which could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its ability to continue as a going concern.

The Company's credit and forbearance agreements with lenders are discussed in more detail in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K.

Restructuring of senior management. Effective September 30, 1996, the Company restructured its senior management as part of its plan to reduce operating expenses. The restructuring involved the termination of the employment agreements of four key executives in exchange for approximately $1.8 million in combined cash payments of $1.4 million and cancellation of certain notes receivable from these executives in the amount of $0.4 million. The notes receivable were related to 1995 profit sharing amounts owed to the Company. The primary purpose of the restructuring was to reduce salary and benefit expense in the future, and management estimates that the Company will eliminate approximately $1.0 million in salary and benefit expense each year for the next three years as a result of the restructuring.

Termination of deferred compensation agreement. In August 1996, the Company and Robert S. Raley, Jr., the Company's Chairman of the Board, President and Chief Executive Officer, agreed to terminate all of Mr. Raley's rights to the twenty year deferred compensation agreement contained in his employment agreement. Since Mr. Raley is considered a "principal shareholder" of the Company, the voluntary termination of his deferred compensation agreement and the resultant elimination of the Company's obligation with respect thereto, aggregating $1.0 million, ($0.62 million after taxes), has been reported as an equity contribution in the third quarter of 1996.

Service Center Closing. The Company closed its Southwest Regional Service Center, located in Dallas, Texas, effective the first week of November 1996, as part of the previously announced plan to reduce operating expenses. Receivables serviced from this service center were moved to the Company's Norfolk, Virginia, and Jacksonville, Florida, service centers. The Company estimates the reduction of salaries and rent associated with the closing of the Dallas service center to be approximately $3.2 million on an annualized basis. This reduction will be offset, in part, by the salaries and costs associated with hiring additional employees in the Norfolk and Jacksonville service centers of approximately $1.3 million, for a net expense reduction of approximately $1.9 million annually. The Company will continue to maintain a Loan Production Office in the Dallas area to serve its dealers in the Southwest Region.

Closing of Manassas Corporate Accounting Office. The Company announced the closing of its Corporate Finance and Accounting Office in Manassas, Virginia and the transfer of those duties to its Norfolk Corporate Finance and Administrative Offices effective November 22, 1996. This move will have no significant impact on expenses; however the move will improve efficiencies in daily operations.

                             TFC ENTERPRISES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward looking statements as a result of certain factors, including, but not limited to, those factors set forth elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

                               SIGNIFICANT EVENTS

Service Center Closing. The Company closed its Southwest Regional Service Center, located in Dallas, Texas, effective the first week of November 1996, as part of the previously announced plan to reduce operating expenses. Receivables serviced from this service center were moved to the Company's Norfolk, Virginia, and Jacksonville, Florida, service centers. The Company estimates the reduction of salaries and rent associated with the closing of the Dallas service center to be approximately $3.2 million on an annualized basis. This reduction will be offset, in part, by the salaries and costs associated with hiring additional employees in the Norfolk and Jacksonville service centers of approximately $1.3 million, for a net expense reduction of approximately $1.9 million annually. The Company will continue to maintain a Loan Production Office in the Dallas area to serve its dealers in the Southwest Region.

Closing of Manassas Corporate Accounting Office. The Company announced the closing of its Corporate Finance and Accounting Office in Manassas, Virginia and the transfer of those duties to its Norfolk Corporate Finance and Administrative Offices effective November 22, 1996. This move will have no significant impact on expenses; however the move will improve efficiencies in daily operations.

Other Significant Events. The Company's defaults under its forbearance agreements, with its lenders, the restructuring of senior management, and termination of a deferred compensation agreement are discussed in Note 4 of the Notes to Consolidated Financial Statements on page 12 of this Form 10-Q Quarterly Report.

                             RESULTS OF OPERATIONS

Volume. Gross contracts purchased or originated totaled $42.6 million in the third quarter of 1996, 51% below the $87.7 million purchased in the third quarter of 1995. For the first nine months of 1996, gross contracts purchased or originated totaled $98.0 million, or 61% below the $250.7 million purchased during the first nine months of 1995. The decrease in gross contract purchases in the third quarter and first nine months was primarily attributable to a significant reduction in point of sale purchases resulting from adjustments to the Company's credit and pricing guidelines in late 1995, and to increased competition from other lenders. These adjustments to the Company's credit and pricing guidelines were directed toward reducing the rate of future charge-offs and delinquencies. Management Expects that contract purchase volume for the remainder of 1996 will continue to be well below the corresponding levels in 1995, and accordingly, this could have a material adverse effect on the Company's future profitability.

As discussed in the TFC Enterprises, Inc, 1995 Annual Report and Form 10-K, management's focus in 1996 has been to redirect the Company toward its traditional military point of sale and civilian portfolio purchase business lines. In addition, at the beginning of 1996, management also focused on an expanded "D" paper program referred to as the "Credit Builder" program. In the first nine months of 1996, gross contract purchase volume for the Credit Builder program totaled $2.3 million. Purchase volume for the Credit Builder program in the first nine months of 1996 has not met management's expectations; accordingly management began to de-emphasize the Credit Builder program in the second quarter of 1996. This de-emphasis continued into the third quarter of 1996 and is expected to continue. Management continues to focus the Company on its traditional military point of sale and civilian portfolio purchase business lines.

                             TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three and nine months ended September 30, 1996, and September 30, 1995:

                                                                    Three months ended                     Nine months ended
                                                                       September 30,                          September 30,
GROSS CONTRACT VOLUME                                           ---------------------------           ---------------------------
(in thousands)                                                      1996               1995               1996               1995
                                                                    ----               ----               ----               ----
Contracts purchased or originated:
 Point of sale                                                  $ 19,150           $ 68,274           $ 52,215          $ 197,746
 Portfolio                                                        23,472             19,385             45,755             52,983
                                                                --------           --------           --------          ---------
 Total                                                          $ 42,622           $ 87,659           $ 97,970          $ 250,729
                                                                ========           ========           ========          =========

Number of contracts purchased or originated:
 Point of sale                                                     3,338              7,669              8,939             21,440
 Portfolio                                                         4,458              4,532              8,657             12,275
                                                                --------           --------           --------          ---------
 Total                                                             7,796             12,201             17,596             33,715
                                                                ========           ========           ========          =========


The decrease in gross contracts purchased or originated in the first nine months of 1996 reflected reductions in each of the Company's three Regional Service Centers located in Norfolk, Virginia (Mid-Atlantic), Dallas, Texas (Southwest), and Jacksonville, Florida (Southern) offset, in part, by an increase in First Community Finance, Inc. originations. As discussed previously, the Company closed its Southwest Regional Service Center effective the first week of November 1996, but maintained a Loan Production Office in the Dallas area to serve its dealers in the Southwest region.

Gross contract purchase and origination volume for each of the Company's Regional Service Centers, as well as First Community Finance, was as follows for the three and nine months ended September 30, 1996 and 1995:

                                                                     Three months ended                    Nine months ended
                                                                        September 30,                         September 30,
GROSS CONTRACT VOLUME BY LOCATION                               ---------------------------           ---------------------------
(in thousands)                                                      1996               1995               1996               1995
                                                                    ----               ----               ----               ----
Service Center:
   Mid-Atlantic                                                 $  8,539            $30,356            $28,109           $ 74,990
   Southern                                                       15,179             28,717             15,681             98,489
   Southwest                                                      15,290             27,251             45,937             74,735
                                                                --------            -------            -------           --------
    Subtotal                                                      39,008             86,324             89,727            248,214
First Community Finance                                            3,614              1,335              8,243              2,515
                                                                --------            -------            -------           --------
      Total                                                     $ 42,622            $87,659            $97,970           $250,729
                                                                ========            =======            =======           ========

As discussed in the TFC Enterprises, Inc., 1995 Annual Report on Form 10-K, the Company, in the first quarter of 1996, temporarily transferred the underwriting functions of the Southern Regional Service Center to the Mid- Atlantic Regional Service Center. This action was taken to improve control over the underwriting process by reducing the number of locations at which contracts are purchased. As a result, the Southern Regional Service Center's contract purchase volume decreased significantly in the first half of 1996. The Company resumed contract purchases by the Southern Regional Service Center in the third quarter of 1996.

                             TFC ENTERPRISES, INC.

Net interest revenue. Net interest revenue for the third quarter of 1996 totaled $6.3 million, a decrease of 38% compared with $10.1 million in the prior year period. The decrease was attributable to a reduction in interest earning assets and a decrease in the net interest margin. For the nine months of 1996, net interest revenue was $21.3 million, down 21% from $27.0 million in the first nine months of 1995. The decrease was attributable to a decrease in the net interest margin and a decrease in net interest earning assets.

The net interest margin was 14.24% in the third quarter of 1996, compared to 17.54% in the third quarter of 1995. For the first nine months of 1996, the net interest margin was 14.56%, compared to 17.49% in the first nine months of 1995. The decreases were attributable to a reduction in the yield on interest earning assets and an increase in the cost of interest bearing liabilities.

The yield on interest earning assets was 21.49% for the third quarter of 1996, compared with 23.35% in the prior year period. For the first nine months of 1996, the yield on interest earning assets was 21.71%, compared with 23.17% in the first nine months of 1995. The decrease in yield in the third quarter and first nine months of 1996 was attributable primarily to reductions in the amount of contract purchase discount accreted to interest revenue as a yield enhancement.

The cost of interest bearing liabilities was 9.68% and 9.54% in the third quarter and first nine months of 1996. For the comparable periods last year, the cost of interest bearing liabilities was 8.56% and 8.46%, respectively. Relative to the prior year periods, the cost of interest bearing liabilities in the third quarter and first nine months of 1996 reflected higher interest rates charged to the Company by its lenders.

The following table summarizes net interest revenue and the net interest margin for the three and nine months ended September 30, 1996, and September 30, 1995:

                                                                  Three months ended                  Nine months ended
                                                                     September 30,                       September 30,
NET INTEREST REVENUE                                         --------------------------          ---------------------------
(dollars in thousands)                                           1996              1995              1996               1995
                                                                 ----              ----              ----               ----
Average interest earning assets (a)                          $176,097          $229,895          $194,699           $205,803
Average interest bearing liabilities                          131,723           156,023           145,841            138,406
                                                             --------          --------          --------           --------
Net interest earning assets                                  $ 44,374          $ 73,872          $ 48,858           $ 67,397
                                                             ========          ========          ========           ========

Interest and other finance revenue                           $  9,459          $ 13,420          $ 31,707           $ 35,770
Interest expense                                                3,189             3,341            10,440              8,780
                                                             --------          --------          --------           --------
Net interest revenue                                         $  6,270          $ 10,079          $ 21,267           $ 26,990
                                                             ========          ========          ========           ========

Yield on interest earning assets                                21.49%            23.35%            21.71%             23.17%
Cost of interest bearing liabilities                             9.68              8.56              9.54               8.46
                                                                -----             -----             -----              -----
Net interest spread                                             11.81%            14.79%            12.17%             14.71%
                                                                =====             =====             =====              =====

Net interest margin (b)                                         14.24%            17.54%            14.56%             17.49%
                                                                =====             =====             =====              =====

(a) Average gross contract receivables net of unearned interest revenue and unearned discount.

(b) Net interest margin is annualized net interest revenue divided by average interest earning assets.

Operating expense. Operating expense for the third quarter and first nine months of 1996 was $8.2 million and $20.6 million, respectively, compared with $6.0 million and $17.4 million in the third quarter and first nine months of 1995. The increase in operating expense was primarily attributable to the severance benefits of $1.8 million incurred in the third quarter of 1996 and higher repossession expense. Operating expense as an annualized percentage of average interest earning assets increased from 10.4% in the third quarter of 1995 to 14.5% in the third quarter of 1996. For the first nine months of 1996,

                             TFC ENTERPRISES, INC.

operating expense represented 12.9% of average interest earning assets, compared to 11.3% in the first nine months of 1995. The increase in the operating expense ratio in the third quarter and first nine months of 1996, compared to the respective prior year periods, reflected a significantly lower level of net contract receivables in 1996. Severance benefits incurred in the third quarter of 1996 have been excluded from these ratio calculations.

                              FINANCIAL CONDITION

Assets. Total assets decreased by $43.1 million, or 20.1%, to $172.0 million at September 30, 1996, from $215.1 million at December 31, 1995, primarily as a result of a decrease in net contract receivables caused by reduced gross contract volume.

Net contract receivables. Net contract receivables were $139.1 million, or 80.9% of total assets at September 30, 1996; $171.1 million, or 80% of total assets at year-end 1995; and $197.4 million, or 86% of total assets at September 30, 1995. The decrease in net contract receivables at September 30, 1996, compared with December 31, 1995, and September 30, 1995, primarily reflected the decrease in gross contract volume in each of the Company's three Regional Service Centers.

The following table summarizes net contract receivables at September 30, 1996; December 31, 1995; and September 30, 1995:

NET CONTRACT RECEIVABLES                           Sept. 30,           Dec. 31,          Sept. 30,
(in thousands)                                          1996               1995               1995
                                                    --------           --------          ---------
Service Center:

  Mid-Atlantic                                      $ 41,407            $58,406           $ 59,495
  Southern                                            41,581             56,860             74,998
  Southwest                                           48,566             51,393             61,070
                                                    --------           --------           --------
    Subtotal                                         131,554            166,659            195,563

First Community Finance                                7,528              4,392              1,850
                                                    --------           --------           --------
      Total                                         $139,082           $171,051           $197,413
                                                    ========           ========           ========


Liabilities. Total liabilities were $135.6 million at September 30, 1996, a decrease of $43.2 million, or 24%, from December 31, 1995 and $44.5 million, or 25%, compared with September 30, 1995. The decrease in liabilities compared to year-end 1995 and September 30, 1995, primarily reflected decreased borrowings under the Company's credit facilities which, in turn, resulted from a contraction in gross contract volume. As a percentage of total liabilities and equity, liabilities represented 79%, 83% and 79%, respectively, at September 30, 1996; December 31, 1995; and September 30, 1995.

Equity. Equity decreased to $36.3 million at September 30, 1996, from $36.4 million at December 31, 1995, and $48.7 million at September 30, 1995. The decrease in equity at September 30, 1996, compared with year-end 1995 and September 30, 1995, was attributable to net operating losses.

                             TFC ENTERPRISES, INC.

                          CREDIT QUALITY AND RESERVES

Net charge-offs. Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $8.0 million in the third quarter of 1996, representing an annualized rate of 18.8% of average contract receivables net of unearned interest revenue. This compares to $9.2 million, or 15.9%, in the third quarter of 1995. For the first nine months of 1996, net charge-offs were $31.4 million, or 22.4%, of average contract receivables net of unearned interest revenue. This compares to $21.1 million, or 13.5%, of average net contract receivables net of unearned interest revenue in the first nine months of 1995.

The increase in net charge-offs in the third quarter and first nine months of 1996, relative to the comparable periods in 1995, was due primarily to higher net charge-offs relating to assets purchased prior to 1996. This increase in charge-offs was offset, in part, by an increase in recoveries. Recoveries increased to $1.4 million in the third quarter of 1996 and $5.5 million in the first nine months of 1996 compared to $.7 million in the third quarter of 1995 and $2.1 million in the first nine months of 1995.

Also contributing to the increase in net charge-offs in the first nine months of 1996 was a modest tightening of the Company's charge-off guidelines. Prior to the third quarter of 1995, credits on which no payments had been received for 120 days were generally charged-off when they became 180 days contractually past due. In the third quarter of 1995, the payment recency guideline was reduced from 120 days to 90 days.

Net charge-offs by Regional Service Center for the three and nine months ended September 30, 1996, and 1995 were as follows:

NET CHARGE-OFFS BY LOCATION                              Three months ended                    Nine months ended
                                                            September 30,                        September 30,
                                                    --------------------------            --------------------------
(in thousands)                                         1996               1995               1996               1995
                                                       ----               ----               ----               ----
Service Center:
  Mid-Atlantic                                      $ 2,282             $2,374            $ 9,740            $ 6,622
  Southern                                            3,296              4,074             13,085              8,645
  Southwest                                           2,342              2,760              8,478              5,834
                                                    -------             ------            -------            -------
    Subtotal                                          7,920              9,208             31,303             21,101
First Community Finance, Inc.                            51                 --                101                 --
                                                    -------             ------            -------            -------
      Total                                         $ 7,971             $9,208            $31,404            $21,101
                                                    =======             ======            =======            =======

                                        TFC ENTERPRISES, INC.

Gross contract receivables that were 60 days or more delinquent at September 30, 1996; December 31, 1995; and September 30, 1995, were as follows:

DELINQUENCY                                               Sept. 30,           Dec. 31,           Sept. 30,
(dollars in thousands)                                         1996               1995                1995
                                                           --------           --------            --------
Gross contract receivables
   60 days and over delinquent                             $ 15,753           $ 18,441            $ 23,271

Gross contract receivables                                  198,455            271,039             299,744

60 days and over delinquency
   to gross contract receivables                               7.94%              6.80%               7.76%


Provision for credit losses. The provision for credit losses was zero and $2.5 million in the third quarter and first nine months of 1996, respectively. Provision for credit losses of 1.3 million was recorded in the third quarter of 1995, and $1.5 million was recorded in the first nine months of 1995. It is management's estimation that the reserve balance of $26.4 million is adequate.

The Company's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb future credit losses.

Provision for credit losses is dependent on a number of factors, including but not limited to the level and trend of net charge-offs, the amount of nonrefundable and refundable dealer reserves, and the overall economic conditions in the markets in which the Company operates. Because of the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity management. As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $3.6 million in the first nine months of 1996, to $8.9 million at September 30, 1996. The decrease reflected primarily $27.7 million of net cash provided by investing activities and $10.1 million of net cash provided by operating activities, offset by $41.4 million in net cash used in financing activities. Net cash used in financing activities principally reflected $25 million in payments on Term notes and $25.7 million in payments on Automobile Receivables-backed notes. For the first nine months of 1996, net cash provided by investing activities totaled $27.7 million, primarily reflecting $29.3 million in net repayment on contract receivables. In both periods presented, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the business volume.

 Credit and forbearance agreements with lenders. The Company reported a net loss of $6.5 million for the full year 1995, which reflected a substantial increase in the provision for credit losses resulting from a significant increase in delinquencies and credit losses in the Company's portfolio of contract receivables.

                             TFC ENTERPRISES, INC.

As a result of the reported loss and the increase in delinquencies and credit losses, the Company was not in compliance at December 31, 1995, with certain aspects of the credit agreements relating to its revolving line of credit, term notes and subordinated notes. In March 1996, the Company's lenders agreed to forbear in the exercise of their rights and remedies under the credit agreements, provided the Company continues to meet certain terms and conditions.

As a result of the net losses in the second and third quarters of 1996, the Company, at September 30, 1996, was not in compliance with certain aspects of the forbearance agreements with its lenders. The Company is currently in discussions with its lenders to resolve the out-of-compliance situations. Although the Company is not able to predict what the ultimate resolution of the discussions will be, certain of the remedies available to the lenders as a result of the defaults include repricing and/or foreclosure of the loans, which could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its ability to continue as a going concern.

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

     (b)     Reports on Form 8-K

             On August 14 1996, the Company filed a report on Form 8-K, under Item 7, regarding the Company's second quarter and first six months 1996 results.

             On September 25, 1996, the Company filed a report on Form 8-K,under Item 5, regarding the early retirement of certain of the Company's senior executives.

             On October 11, 1996, the Company filed a report on Form 8-K, under Item 5, regarding the closing of the Company's Southwest Regional Service
             Center located in Dallas, Texas.

                             TFC ENTERPRISES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TFC ENTERPRISES, INC.
                                        (Registrant)

Date:  November 13, 1996                By: /s/ Robert S. Raley, Jr.
                                           ----------------------------
                                           Robert S. Raley, Jr.
                                           Chairman, President and
                                           Chief Executive Officer and
                                           Director


Date:  November 13, 1996                By: /s/ David W. Karsten
                                           ---------------------------
                                           David W. Karsten
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           of the Registrant)

                             TFC ENTERPRISES, INC.

                               INDEX TO EXHIBITS

  Exhibit
Sequential
   No.                     Description
----------   ----------------------------------------------------

  10.1       Early retirement agreement of George R. Kouri

  10.2       Severance agreement of Preston K. Gnagey

  10.3 Early retirement agreement and Independent Contractor agreement of Joseph R. Becka

  10.4       Severance agreement of Charles M. Johnston

  27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
             Commission for information only and not filed.