Form 10-K405
period 1996-12-31
TFC ENTERPRISES INC
filed 1997-04-15
CIK 913958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                           Commission File No. 1-11121

                              TFC ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                  54-1306895
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                              5425 Robin Hood Road
                                   Suite 101B
                             Norfolk, Virginia 23513
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code - (757) 858-1400

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1997: Common Stock - $15,524,174.

         The number of shares outstanding of the registrant's common stock as of March 18, 1997: 11,290,308.

         In addition to historical information, this Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's current analysis. For example, during 1997 the Company's operations could be materially adversely affected if interest rates were to rise, if credit experience deteriorated, or the Company were to face increased competition.

                      Documents Incorporated by Reference

         Portions of the registrant's Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II of this Form 10-K and portions of the definitive Proxy Statement (the "1997 Proxy Statement") to be used in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business

General

         TFC Enterprises, Inc. ("TFCE") conducts its consumer finance operations through two wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"), (TFCE, TFC, and FCF collectively, the "Company"). Through TFC, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles"). Installment sales contracts are acquired on either an individual basis after the Company has reviewed and approved the vehicle purchaser's credit application (a "point-of-sale purchase"), or on a group basis through purchase of a dealer's portfolio of existing installment sales contracts (a "portfolio purchase"). The Company focuses its point-of-sale business on installment sales contracts originated by dealers with consumers who are United States military enlisted personnel, primarily in the E-1 through E-5 grades. Portfolio purchases are primarily from dealers who finance their own contracts with civilian customers and sell them after origination in bulk. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied. The amount of the discount reflects, among other things, a contract's interest rate, remaining term and perceived credit risk.

         The Company has been engaged in consumer finance activities since its founding in 1977. The Company's point-of-sale purchases provide TFC with the ability to direct the credit underwriting process at the initiation of the installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain, thereby increasing the number of vehicles sold and improving dealer profitability. Consumers also benefit because the financing provided by the Company enables them to purchase a vehicle they otherwise would not be able to buy. As of December 31, 1996, $80.7 million, or 64% of the Company's net contract receivables represented point-of-sale purchases, compared to $134.3 million, or 78%, at December 31, 1995.

         TFC's portfolio purchase business emphasizes acquisitions of portfolios of seasoned installment sales contracts. These contracts normally have a payment history of at least three months. While the typical portfolio purchase involves fewer than 100 individual contracts, TFC has, at times, purchased portfolios totaling more than 1,000 contracts. Portfolio purchases provide TFC with demographic diversification, as the majority of customers are not military enlisted personnel. They also provide a payment history on which to evaluate and price the credit risk of the contracts and a relatively efficient mechanism for establishing dealer relationships in new areas. TFC's portfolio purchases benefit dealers by providing an immediate source of liquidity. As of December 31, 1996, $36.7 million, or 29% of the Company's portfolio of net contract receivables was attributable to portfolio purchases, compared to $32.3 million, or 19%, at December 31, 1995.

         TFC operates two service centers: the Point-of-Sale Service Center in Norfolk, Virginia, and the Portfolio Purchase Service Center in Jacksonville, Florida. During 1996, TFC closed a third service center in Dallas, Texas. In addition, TFC operates point-of-sale Loan Production Offices (LPO's) in Dallas, Texas; San Diego, California; Norfolk, Virginia; and a portfolio purchase Loan Production Office in Norfolk, Virginia.

         Historically, regional service centers were responsible for purchasing and servicing contract receivables originated by dealers in their regions. However, during 1996, TFC transferred the underwriting functions to three point-of-sale LPO's and one portfolio purchase LPO. This was done to improve TFC's control over the underwriting process. Additionally, during 1996 TFC located all of its point-of-sale accounts in the service center located in Norfolk, Virginia, and all of its portfolio purchase accounts in the service center located in Jacksonville, Florida. This was done to improve TFC's collection results.

         Through FCF, the Company is involved in the direct origination and servicing of small consumer loans. FCF began operations in the first quarter of 1995 with the opening of two branch offices in Richmond, Virginia. Four additional offices were opened in Virginia in 1995. During 1996, FCF opened four branches in North Carolina. Net contract receivables relating to FCF at December 31, 1996, were $8.8 million, or 7% of the Company's net contract receivables compared to $4.4 million or 3% of the net contract receivables at December 31, 1995.

Strategy

         During 1995 and 1996, there was a significant increase in the number of competitors in the markets in which TFC operates and the access to funds that most of those competitors enjoyed. The combination of increased competition and in the industry's then improved access to funds in the capital markets resulted in a general increase in prices offered to dealers for installment sales contracts. In certain sectors of the market, prices increased to the point at which anticipated credit losses relating to the contracts were not adequately reflected in prices offered to dealers.

         As a result, management's focus beginning in 1996 has been on redirecting the Company toward those sectors of the market in which management believes pricing more closely reflects the risk inherent in the business. Areas of focus include the military point-of-sale business, portfolio purchases and consumer finance loans. During 1996, TFC came to the conclusion that it could not profitably compete in the civilian point-of-sale business. Accordingly, TFC has eliminated almost all purchases of civilian point-of-sale contracts and has no present intention of competing in this market.

         The Company intends to accelerate the growth of FCF during 1997 and future years. The pricing of these direct consumer loans coupled with the significantly lower delinquencies and write offs offers the Company potentially better yields than the non-prime civilian point-of-sale business. The Company believes FCF has sufficient senior management in place to effectively manage its growth plans.

         As a result of the Company's increase in delinquencies and credit losses and the resultant net loss in 1995, the Company was not in compliance with certain aspects of credit agreements with its lenders during 1996. The Company's lenders agreed to forbear in the exercise of their rights and remedies relating to the out-of-compliance situations during 1996. As part of the forbearance agreements, which are more fully discussed in Note 5 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report, incorporated by reference herein, the Company's funding costs increased and its funds availability decreased. The Company's net loss in 1996 caused the Company to remain out of compliance with two of its lenders and to go out of compliance under its credit agreement with its principal lender, which had been amended in December 1996. Amended credit agreements signed in April 1997, to correct the out-of-compliance conditions, continue to impose high funding costs on the Company. One of our primary goals for 1997 is to improve and stabilize performance so that the Company will have a record that justifies lower funding costs prospectively.

History

         The Company's operations began in 1977 in Alexandria, Virginia, with the founding of TFC by Robert S. Raley, Jr., the Company's current Chairman of the Board, President and Chief Executive Officer, whose career has been exclusively within the consumer finance industry. The Company was founded specifically for the purpose of providing direct financing for the credit needs of individuals having limited access to traditional sources of credit, particularly young United States military enlisted personnel. Mr. Raley recognized that the financing needs of that market segment were being ignored by the traditional providers of consumer credit.

         With the significant increase in interest rates in the late 1970s and early 1980s, the Company incurred operating losses as a result of the increased costs of its funding. To offset those losses, the Company opened a used car dealership near Fort Belvoir in northern Virginia. Within several months of opening the northern Virginia dealership, the Company opened a second used car dealership in Norfolk, Virginia, the home of the world's largest naval base. The operation of these dealerships generated sufficient operating income to enable the Company to survive and provided the Company expertise in used automobile financing, particularly to United States military enlisted personnel. With the reduction in interest rates that occurred in the mid-1980's, the Company sold its used car dealerships. The Company's experience in owning and managing used car dealerships identified the need that used automobile dealers have for a reliable source of financing.

         In 1990, the Company consolidated its contract production branch system into a regional service center system by merging all then existing contract production branches into either the Mid-Atlantic Regional Service Center in Norfolk, Virginia, or the Southern Regional Service Center in Jacksonville, Florida. In 1993, TFC opened a Regional Service Center in Dallas, Texas, although as discussed above, TFC has since closed this center. In 1995, TFC opened a point-of-sale LPO in San Diego, California. In 1996, the Company opened similar point-of-sale LPO's in Dallas, Texas, and Norfolk, Virginia; and a portfolio purchase LPO in Norfolk, Virginia, all of which utilized existing space.

         Through FCF, the Company is involved in the direct origination and servicing of small consumer loans. FCF began operations in the first quarter of 1995 with the opening of two branch offices in Richmond, Virginia. Four additional offices were opened throughout Virginia in 1995. During 1996, FCF opened four branches in North Carolina.

Industry Overview

         The automobile finance industry is dominated in certain respects by commercial banks and captive finance companies of major automobile manufacturers. While consumer credit risk classifications are not standardized, those institutions generally focus on consumers that could be characterized as being "low-risk" or "medium-risk" from a credit perspective. TFC's target market involves consumers that are characterized as being "high-risk" from a credit perspective.

         The direct consumer loan industry established in the early 1900's has traditionally been serviced by major national companies, smaller regional companies and small local independent companies. Over the last 10-15 years many of the major national companies have retreated from or reduced their involvement in this market.

         Management's focus in 1996 and continuing in 1997 has been on redirecting the Company toward those sectors of the market in which management believes pricing more closely reflects the risk inherent in the business. Areas of focus include the military point-of-sale business, portfolio purchases and small direct consumer loans.

Automobile Finance Operations

Dealer Selection and Program

         Through its marketing efforts, TFC has established relationships with dealers that originate installment sales contracts purchased by TFC, either through point-of-sale purchases or portfolio purchases. TFC's relationships are primarily with independent dealers that are not affiliated with an automobile manufacturer, nor the Company.

         To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. With respect to point-of-sale purchases, the discount is the difference between TFC's purchase price from the dealer and the amount financed, net of the cost of ancillary products. With respect to portfolio purchases, the discount is the difference between TFC's purchase price and the amount of the remaining principal balance on the contract. The amount of the discount at which contracts are purchased reflects, among other things, a contract's interest rate, term and credit risk. Contracts are purchased in accordance with applicable underwriting criteria and pursuant to a Master Dealer Agreement in the case of point-of-sale purchases, and an Asset Purchase Agreement in the case of portfolio purchases.

         TFC believes that its dealer programs provide substantial benefits to dealers by providing a source of financing for a group of customers who typically find financing difficult to obtain, thereby increasing the number of vehicles sold and improving dealer profitability. Additionally, TFC provides the following services to dealers through its point of sale program: (1) documentation designed to conform to applicable federal and state laws; (2) timely response to credit applications; (3) timely payment for approved installment contracts; and (4) access to a range of ancillary products.

Sales and Marketing

         TFC markets primarily to independent used car dealers. Initial contacts are pursued through telemarketing and followed up by personal visits to dealer facilities by TFC's Loan Production Office marketing personnel. TFC also establishes relationships with dealers through referrals from existing dealers. Other marketing efforts involve the distribution of marketing brochures and advertisements in trade journals and other industry publications directed to dealers. The Finance Company is also an exhibitor and major sponsor at the annual convention of the National Independent Automobile Dealers Association (the "NIADA") and other conventions in targeted states.

Competition

         There are numerous providers of financing for the purchase of used vehicles either through the direct financing of such purchases or on an indirect basis through dealers. These financing sources include commercial banks, savings and loans associations, consumer finance companies, credit unions, financing divisions of automobile manufacturers, small sales contract companies and other consumer lenders. Many of these providers of vehicle financing have significantly greater resources than TFC and have relationships with established dealer networks. TFC has focused on a segment of the market comprised of consumers who typically do not meet the more stringent credit requirements of the traditional sources of consumer financing and whose needs, as a result, have historically not been consistently addressed by such financing sources. If, however, the other providers of consumer finance were to assert a significantly greater effort to penetrate TFC's targeted market segment, given their financial strength, TFC could be materially and adversely affected by this type of competition.

         In 1995 and 1996 there was a significant increase in the number of competitors in the automobile non-prime finance industry markets in which TFC operates and in the access to funds that most of those competitors enjoyed. The combination of increased competition and the industry's improved access to funds resulted in a general increase in prices offered to dealers for installment sales contracts. In certain sectors of the market, prices increased to the point at which anticipated credit losses relating to the contracts were not adequately reflected in prices offered to dealers. As a result, the Company found it increasingly difficult in 1996 to purchase contracts at what it considers to be reasonable prices.

         Management's focus in 1996 and continuing in 1997 has been on redirecting the Company toward those sectors of the market in which management believes pricing more closely reflects the risk inherent in the business. Areas of focus will include the military point-of-sale and portfolio business lines.

Point-of-Sale Purchase Program

         In its point-of-sale program, TFC establishes relationships with dealers that meet its financial, organizational and compliance criteria. TFC currently makes point-of-sale purchases from dealers in approximately 30 states.

         The Finance Company purchases contracts relating to its point-of-sale program pursuant to a Master Dealer Agreement. Upon entering into a Master Dealer Agreement, TFC provides the dealer with necessary documentation for the origination of installment sales contracts and trains its personnel regarding the use of TFC's documentation. The Master Dealer Agreement contains representations and warranties by the dealer to TFC with respect to certain matters, including the security interest in the vehicle, and sets forth the general terms upon which installment contracts will be purchased by TFC. The agreements are nonexclusive and do not obligate a dealer to sell, or TFC to purchase, any particular contract or volume of contracts. The Master Dealer Agreement may be terminated at any time by TFC or by the dealer.

         Typically, a dealer will submit a customer's credit application to more than one financing source for review. Under TFC's program, a dealer is required to provide TFC with a completed credit application which lists the applicant's assets, liabilities, income, credit and employment history, and other personal information bearing on the decision to extend credit.

         The application and related information are then analyzed by one of TFC's credit analysts. A credit analyst evaluates the applicant's ability to make regular payments and other factors, including the amount of money to be financed in relation to the purchase price and value of the vehicle. TFC generally determines the value of the vehicle based upon the NADA's Used Car Guide Books on Retail and Wholesale Values and/or the Kelley Blue Book. Upon completion of the credit application review, a credit analyst will decide whether to approve the financing as submitted, decline the financing or conditionally approve the financing.

         Typically, installment contracts are purchased by and assigned to TFC at a price that reflects a discount from the amount financed. Most of the discount is held in a non-refundable reserve against which credit losses are first applied. The assigning dealer makes certain warranties as to the validity of the contract and compliance with certain laws and generally agrees to indemnify TFC for any claim, defense and set-off against the dealer that may be asserted against TFC by reason of the assignment. TFC requires physical damage insurance on all automobiles covered by the installment sales contracts that it purchases through its point-of-sale program. To the extent that material terms of a contract prove to be inaccurate, TFC generally has the right to require the dealer to repurchase such contract under the terms of the Master Dealer Agreement.

Portfolio Purchase Program

         Many dealers finance automobile sales through the use of their own funds. TFC currently purchases portfolios of seasoned installment contracts from such dealers in approximately 20 states. TFC limits consideration of dealers to those that generate sufficient business volume, employ satisfactory credit approval procedures and adequately monitor and report loan performance data. Portfolio purchases are made pursuant to an Asset Purchase Agreement which requires the dealer to make representations and warranties to TFC with respect to each contract to be purchased by TFC and with respect to security interests in the related vehicles. Unlike a point-of-sale purchase, with respect to which TFC has the opportunity to verify various information relating to the installment contract prior to its purchase, portfolio purchases are made subsequent to the origination of the installment contract. Thus, the typical Asset Purchase Agreement provides TFC with more extensive remedies than the Master Dealer Agreement. Generally, if a representation or warranty is breached, TFC, under the Asset Purchase Agreement, can require the dealer to repurchase the contract. In certain cases, a special reserve or holdback is established, against which payment defaults on contracts can be charged.

         Generally, TFC purchases that portion of the dealer's portfolio that meets or exceeds TFC's underwriting standards. TFC's due diligence normally begins with a review of information obtained from the dealer on TFC's standard information-gathering forms. Additional information is then obtained to verify the dealer's compliance with licensing, bonding and organizational requirements. TFC then performs extensive due diligence procedures that it has developed during its years of operation to determine whether to do business with that particular dealer.

         Within 90 days after completing a portfolio purchase, TFC confirms by telephone various terms of most contracts with the purchaser of the vehicle. To the extent that material terms of any contract prove to be inaccurate, TFC generally has the right to require the dealer to repurchase such contract under the terms of the Asset Purchase Agreement.

Contract Purchases

         Contracts in TFC's point of sale portfolio have initial durations normally ranging from 18 to 48 months, with an average original maturity of approximately three years. Portfolio purchase contracts generally have an average remaining maturity of 18 to 24 months at the time of purchase.


         The following table sets forth, for the periods indicated, TFC's contract purchase volume, as well as the number and average size of its purchased contracts.


                                       1996        1995            1994          1993           1992
                                       ----        ----            ----          ----           ----
(dollars in thousands)
Contracts purchased or originated:
Point-of-sale                      $ 58,623    $231,877        $145,193      $101,615       $ 80,065
Portfolio                            61,391      61,261          76,990        53,583         38,487
                                    -------    --------        --------      --------       --------
Total                              $120,014    $293,138        $222,183      $155,198       $118,552
                                   ========    ========        ========      ========       ========
Number of contracts purchased or
originated:
Point-of-sale                         6,154      24,095          15,610        12,228         10,481
Portfolio                            11,853      14,084          21,324        15,598         12,653
                                    -------      ------          ------        ------         ------
Total                                18,007      38,179          36,952        27,826         23,134
                                    =======      ======          ======        ======         ======
Average size of contract: (in
dollars)
Point-of-sale                      $  9,526      $9,623          $9,301        $8,310         $7,369
Portfolio                             5,179       4,349           3,607         3,435          3,042
Weighted average                      6,665       7,678           6,013         5,577          5,125


         The Finance Company's contract purchase volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1996 Annual Report, which is incorporated herein by reference.

Ancillary Products

         In connection with its point of sale business, TFC offers, through its dealers in certain states, warranty and motor club products, as well as credit life insurance, credit accident and health insurance and physical damage insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of TFC. TFC offers these products to dealers so that they, in turn, may provide vehicle purchasers a more complete line of products and services. Additionally, certain of these products protect TFC's collateral as well as the vehicle purchasers' ability to repay the installment contract in the event of an accident, sickness or disability. By offering these products, TFC is able to generate supplementary revenue without incurring significant additional expenses. During 1996 and 1995, TFC generated gross revenues of approximately $1.2 million and $2.1 million, respectively, from the sale of ancillary products through its dealers.

Collections

         Payments on purchased installment sales contracts are received by TFC through a number of different means. Payments are monitored by TFC to maintain current information regarding each customer's current address and banking data. Customers occasionally make payments in person at one of TFC's service centers or Loan Production Offices. Collections Department personnel, at times, will make a collection through a field visit to the customer.

         Monitoring the payment history of accounts and implementing appropriate remedial action is the responsibility of the Collections Department within each service center. At year-end 1996, a total of 171 employees, or 56% of TFC's total full-time equivalent employees, worked in the Collections Departments of the two service centers.

         One of the primary responsibilities of the Collections Department is to monitor customer accounts that are delinquent in payment. Collections Department personnel work with customers to resolve payment problems and bring accounts to current status at the earliest possible stage of delinquency. Collections Department employees are compensated, in part, through bonuses tied to their monthly collection performance.

         When calling a delinquent account, Collections Department personnel utilize TFC's Collections Training Manual developed by TFC. The manual specifies the procedure to follow in different circumstances in order to maximize the effectiveness of the call. Specific action with respect to a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases, the primary focus is resolving the problem causing the delinquency, arranging a modified payment plan, or working out a settlement agreement. At times, Collections Department personnel meet with customers in the field or at a service center.

         When TFC has difficulty locating a customer, Collections Department personnel will attempt to find the individual through skip tracing, which utilizes various sources of information about a customer to which TFC has access. All communications with and efforts to locate the customer are reflected in TFC's data files.

         In certain situations, TFC will repossess a vehicle. To the extent that a deficiency balance exists upon repossession and sale of a vehicle, TFC may take action to obtain a judgment.

         Decisions to charge off accounts are made at the end of each month. Accounts on which there has been no significant payment activity for 90 days are generally charged off when they are 180 days contractually past due. Additionally, the carrying value of repossessed assets is reduced, through charge-off, to the lower of the unpaid contract balance or anticipated liquidation proceeds. Once an account is charged off, it is transferred to the Recovery Unit. Customers are called regularly and attempts are made to set up repayment plans or workout settlement agreements as appropriate to a customer's circumstances. Each Recovery Unit employee is responsible for keeping records of all collection activity and for following up on callback and broken promise dates as appropriate.

         The Company's charge-off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1996 Annual Report, which is incorporated herein by reference.

Consumer Finance Operations

Consumer Loan Program

         In its Consumer Loan Program, FCF originates direct loans through a branch network. Loans are obtained through print media, customer referrals, renewals and other sources. Applications are primarily received directly from the consumer either by telephone or in person at one of the branches.

         Once an application has been received, a background investigation is performed on the applicant, including such things as employment and income verification, residence verification, direct references from other creditors and review of credit bureau files. This information is reviewed by a branch manager or assistant manager to determine credit worthiness. If the applicant is approved, the applicant would visit the appropriate branch to execute necessary documents and receive funding.

Loan Originations

         Most contracts have initial durations of 36 months or less.

         The following table sets forth for the periods indicated FCF's loan volume as well as the number and average size of its loans. (FCF commenced operations in 1995.)


                                                       1996                       1995
                                                       ----                       ----
         Loans originated (in thousands)               $13,174                   $6,257
                                                        ======                    =====

         Number of loans originated                      6,623                    3,254
                                                        ======                    =====

         Average size of loan                          $ 1,989                   $1,923
                                                        ======                    =====


         FCF's loan volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1996 Annual Report, which is incorporated herein by reference.

Ancillary Products

         In connection with its consumer loan business, FCF offers its customers credit life, credit accident and health insurance, and property insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of the Company. These products protect the customer as well as providing supplementary revenue to FCF. During 1996, FCF generated gross revenues of approximately $0.1 million from the sale of ancillary products. Such revenues in 1995, FCF's first year of operation, were not significant.

Collections

         Payments on consumer loans are received by FCF primarily through the mail or the customer pays at the appropriate branch. Each branch monitors payments to maintain current information regarding each customer's current address and banking data. Branch personnel, at times, will make a collection through a field visit to the customer. Monitoring the payment history of the accounts and implementing appropriate remedial action is the responsibility of the branch.

         One of the primary responsibilities of the branch is to monitor customer accounts that are delinquent in payment. Branch personnel work with customers to resolve payment problems and bring accounts to current status at the earliest possible stage of delinquency. Specific action with respect to a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases the primary focus is resolving the problem causing the delinquency, arranging a modified payment plan or working out a settlement. At times branch personnel meet with the customers in the field or at the branch. When FCF has difficulty locating a customer, collections personnel will attempt to locate the individual through skip tracing, which utilizes various sources of information about a customer to which FCF has access. All communications with and efforts to locate the customer are reflected in FCF's data files.

         Decisions to charge off accounts are made at the end of each month. Accounts that reach a 180 day contractually past due status are generally charged off. Once an account is charged off, collection activity will continue. The Company's charge off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises. Inc. 1996 Annual Report, which is incorporated herein by reference.

Funding


Debt outstanding at December 31 consisted of the following:

(in thousands)                                                                                1996               1995
                                                                                              ----               ----
Revolving line of credit (a)                                                              $ 72,562            $59,475
Term Notes:
         9.50% Term Note, due 1996                                                            ----             25,000
         7.92% Term Note, due 1997                                                           6,964             12,500
         7.56% Term Note, due 1997                                                          12,500             12,500
6.14% Automobile Receivables-Backed Notes, due 2001                                         15,843             47,252
Subordinated Notes:
         9.38% Senior Subordinated Notes, due 2002                                          10,000             10,000
         13.50% Subordinated Non-Convertible Notes due 1994
           to 1998 (b)                                                                       2,509              3,732
                                                                                          --------           --------
         Total debt                                                                       $120,378           $170,459
                                                                                          ========           ========

         (a) The revolving line of credit is net of unamortized discount totaling $0.4 million at December 31, 1996.

         (b) The 13.50% Subordinated Non-Convertible Notes are net of unamortized discount totaling $0.1 million at December 31, 1996 and 1995.

         The Company reported a net loss of $(6.5) million in 1995. This loss reflected a substantial increase in the provision for credit losses resulting from a significant increase in delinquencies and credit losses in the Company's portfolio of contract receivables. As a result of the reported loss and the increase in delinquencies and credit losses, the Company was not in compliance at December 31, 1995, and remained out of compliance throughout 1996, with certain aspects of the credit agreements relating to its revolving line of credit, term notes and subordinated notes. Under the terms of those credit agreements, the Company must comply with various restrictive debt covenants that require the Company to meet or maintain certain financial ratios and other financial conditions. As a consequence, the Company was in technical default under its revolving line of credit, term notes and subordinated notes during 1996. To resolve this situation, the Company reached agreement with its lenders in 1996 to forbear in the exercise of their rights and remedies relating to the technical defaults. These forbearance agreements extended through December 31, 1996.

         In December 1996, the Company signed a new revolving line of credit agreement with its primary lender that extends through December 31, 1998. This new agreement was amended in April 1997, to correct out-ofcompliance conditions that arose as of December 31, 1996. This amended agreement also provided for the consolidation of the Company's debt under its term notes into the revolving line of credit. In April 1997, the Company signed an amended credit agreement relating to its subordinated notes. These new agreements replaced the forbearance agreements under which the Company had been operating with each of its lenders during most of 1996. While the new credit agreements cured the technical defaults that existed during 1996, they also increased the Company's funding costs by approximately 100 basis points for 1997 compared to 1996. The forbearance agreements executed with the Company's lenders in 1996 increased funding costs by approximately 100 basis points for 1996 compared to 1995.

A complete discussion of the Company's outstanding debt is included in Note 5 of the Notes to Consolidated Financial Statements of the Company's 1996 Annual Report which is incorporated by reference herein. The Company's credit agreements and related forbearance agreements are discussed more fully in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1996 Annual Report, which is incorporated herein by reference.

Information Systems

         The Company processes all data relating to its contract receivables and financial reporting through a distributed network of computers. TFC's computer systems are networked together to provide information to management for analysis as well as automatic posting to the general ledger for financial reporting purposes. The systems provide for complete contract processing from the purchase of the contract, payment to the dealer, posting of payments and all other collection activity from the inception date of the installment contract. TFC's systems operate on software which has been adapted to the specific manner in which TFC operates its business.

         The TFC systems are interfaced with a predictive dialing system designed to enhance collection activity by increasing the number of customer contacts per collector hour. This system dials multiple telephone numbers simultaneously based on parameters defined by the Collections Department. Calls are connected automatically to a collector at the same time the customer's account is displayed on the collector's computer screen. The process permits better control of calling patterns for more effective calling and improved customer contact rates. By eliminating busy signals, no answers and answering machines, the system enables the collector to speak to more customers. The system also reports collection performance by collector for improved supervision and results. The Company has invested in technology that enables TFC to mechanically process and score credit applications, thereby increasing capacity, reducing processing time and improving standardization of credit underwriting without significant staff increases.


         First Community Finance uses a third-party computer system designed for the consumer loan industry. Each branch processes all data relating to that branch on a computer within the branch. The system provides for complete contract processing from the closing of the loan, posting of payments and all collection activity. These systems are networked together to provide consolidated management information and automatic posting to the Company's general ledger for financial reporting.

         The Company believes that it has sufficient management information systems in place, or in the process of being implemented, to meet the Company's current and near-term future requirements.

Regulation

         The Company's businesses are subject to regulation and licensing under various federal, state and local statutes and regulations. Most of the states in which the Company operates limit the interest rate, fees and other charges that may be collected. In addition, many states prescribe certain terms in the contract.

         Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in motor vehicle financing. Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Motor Vehicle Information and Cost Savings Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, and the Soldiers' and Sailors' Civil Relief Act.

         In addition, the Federal Trade Commission ("FTC") has adopted the holder-in-due-course rule, which has the effect of subjecting persons that finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's guide which explains the warranty coverage for such vehicles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

         Certain states where the Company operates have adopted motor vehicle retail installment sales acts or variations thereof and consumer finance acts. Such laws regulate, among other things, the interest rates and terms and conditions of motor vehicle retail installment sales contracts and also impose restrictions on consumer transactions and require sales contract disclosures in addition to the requirements under federal law. Those requirements impose specific statutory liabilities upon creditors who fail to comply.

         The Company believes that it is in compliance with all applicable laws and regulations.

Employees

         At December 31, 1996, the Company had 366 full-time equivalent employees. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

Risk Factors

         In evaluating the Company, prospective investors should consider carefully all of the information set forth in this Form 10-K and, in particular, should evaluate the following risk factors.

Fluctuating Interest Rates and Dependence on Line of Credit

         The Company's operations require substantial borrowings to provide funding for the installment contracts purchased by TFC and originated by FCF. Consequently, profitability is impacted by the difference between the rate of interest paid on the funds it borrows and the rate of interest charged on the installment contracts, which rate in some states is limited by law. Currently, the principal source of borrowing by the Company is its revolving line of credit, guaranteed by TFCEI (the "Line of Credit") with General Electric Capital Corporation ("G.E. Capital"). The maximum amount of borrowings available under the Line of Credit was $150 million at December 31, 1996 (reduced to $110 million in April 1997). At December 31, 1996, TFC had $72.6 million outstanding under the Line of Credit. The floating interest rate for borrowings under the Line of Credit is equal to the average 30-day London Interbank Offered Rate ("LIBOR") plus 4.00%. Thus, future increases in interest rates could adversely affect the Company's profitability. In an effort to reduce its exposure to an increase in interest rates, TFC has purchased an interest rate cap which ensures that the interest rate on $50 million of the borrowings under the Line of Credit will not exceed a LIBOR ceiling of 6.5%. This interest rate cap expires September 30, 1997. In addition to the purchase of interest rate caps, the Company believes it has certain flexibility to increase the discount at which installment contracts are purchased, or to increase the rate of interest charged on future installment contracts (to the extent not limited by state law), in order to offset the adverse impact of any interest rate increase on profitability.

         The Finance Company has maintained a Line of Credit with G.E. Capital since 1992. The current Line of Credit was executed in December 1996, amended in April 1997, and expires December 31, 1998. There is no assurance that a new Line of Credit will be executed when the current Line of Credit expires. If the new Line of Credit is not executed, TFC would be required to seek alternative financing sources and repay its outstanding balance on or before the expiration of the current Line of Credit on December 31, 1998. No assurance can be given that alternative financing sources would be available in such event. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in the TFC Enterprises, Inc. 1996 Annual Report, which is incorporated herein by reference.

Defaults on Installment Contracts

         The Company is engaged primarily in purchasing installment contracts entered into by dealers with consumers who have limited access to traditional sources of consumer credit. The inability of an individual to finance a used automobile purchase by means of traditional credit sources is generally due to such individual's past credit history or insufficient cash to make the required down payment on an automobile. As a result, installment contracts purchased by the Company are generally with purchasers of automobiles who are considered to have a higher risk of default on an installment contract than certain other automobile purchasers. Accordingly, the consumer loan activities engaged in by the Company typically have a higher risk of loss than those of other consumer financings. While the Company believes that its expertise in used automobile financing, particularly for enlisted personnel, enables it to evaluate and price accurately the higher risk associated with the Company's business, a significant economic downturn in the markets in which the Company operates could materially increase the number of charged off and delinquent installment contracts experienced by TFC as compared to its historical losses. If TFC were to experience a material increase in charge-offs or delinquencies, its profitability could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Losses and Delinquency" included in the TFC Enterprises, Inc. 1996 Annual Report, which is incorporated herein by reference.


Dependence Upon Key Executive

         The Company's growth and development to date have been largely dependent upon the services of Robert S. Raley, Jr., Chairman of the Board, President and Chief Executive Officer. The loss of Mr. Raley's services could have a material adverse effect on the Company.

Competition

         There are numerous providers of financing for the purchase of used automobiles either through the direct financing of such purchases or on an indirect basis through a dealer. Those financing sources include commercial banks, savings and loan associations, consumer finance companies, credit unions, financing divisions of automobile manufacturers or automobile retailers, small sales contract companies and other consumer lenders. Many of those providers of automobile financing have significantly greater financial resources than TFC and have relationships with established dealer networks. The Company has focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of the traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. If, however, the other providers of consumer finance were to assert a significantly greater effort to penetrate TFC's targeted market segment, TFC could be materially and adversely affected.

Regulation

         The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. The Company's business operations are conducted in approximately 30 states and, accordingly, the laws and regulations of such states govern the Company's operations conducted in those states. Most states where the Company operates limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the contracts that the Company purchases and define the Company's rights to repossess and sell collateral. In addition, the Company is required to be, and is, licensed to conduct its operations in certain states. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

         An adverse change in those laws or regulations could have a material adverse effect on the Company's profitability by, among other things, limiting the states in which the Company may operate or the interest rate that may be charged on installment contracts or restricting the Company's ability to realize the value of any collateral securing contracts. The Company is not aware of any materially adverse legislation currently pending in any jurisdiction where it currently transacts business. See "Business -- Regulation."

Restrictions on the Payment of Dividends

         The Company currently intends to retain its earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future dividend payments will depend upon the financial condition, funding requirements and earnings of TFC as well as other factors that the Company's Board of Directors may deem relevant. As the Company is a legal entity separate and distinct from TFC and as its revenues depend on the payment of dividends by TFC, limitations on the ability of TFC to pay dividends to the Company will in turn limit the ability of the Company to pay dividends to its stockholders. There are certain restrictions on the payment of dividends in the form of various affirmative and negative covenants included in TFC's Line of Credit and the Note Purchase Agreement relating to the $6,435,000 in original principal amount of 13.50% Subordinated Non-Convertible Notes due October 15, 1998 and the Note Purchase agreement relating to the $10 million in original principal amount of 9.38% Senior Subordinated Notes due June 30, 2002.



Effect of Certain Charter, Bylaw and Statutory Provisions

         Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated Bylaws (the "Bylaws") could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial, in the short term, to the interests of the stockholders. For example, the Certificate of Incorporation provides for a classified Board of Directors and for certain limitations on the calling of a special meeting of stockholders and the Bylaws require advance notice of stockholder proposals and nominations of directors. The Company also is subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Those provisions could discourage or make more difficult a merger, tender offer or similar transaction, even if favorable to the Company's stockholders.

Authorized Preferred and Common Stock

         Pursuant to the Certificate of Incorporation, shares of preferred stock and Common Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporation transactions, could have the effect of making it more difficult for a third party to acquire, or effectively preventing a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of preferred stock.

Executive Officers of the Company

         The executive officers of TFCE, TFC and FCF are as follows:

Name                                        Age*                                  Position
Robert S. Raley, Jr.                         59       Chairman of the Board of Directors of TFCEI, TFC and FCF,
                                                      President and Chief Executive Officer of TFCEI and TFC, and
                                                      Executive Vice President of FCF
Ronald G. Tray                               55       Vice President of TFCEI and Director, Executive Vice
                                                      President and Chief Operating Officer of TFC
David W. Karsten                             49       Vice President, Treasurer and Chief Financial Officer of TFCEI
                                                      and FCF, Executive Vice President, Treasurer and Chief
                                                      Financial Officer of TFC
Rick S. Lieberman                            40       Senior Vice President and Chief Lending Officer of TFC

G. Kent Brooks                               60       Director, President and Chief Executive Officer of FCF

*As of December 31, 1996

Background of Executive Officers

         Robert S. Raley, Jr. founded TFC in 1977. From that time through April 1990, and from May 1990 through April 1992, he served as President and Chief Executive Officer of TFC. In 1996, Mr. Raley was appointed President and Chief Executive Officer of TFCE and was reappointed to that position for TFC. Prior to founding TFC, Mr. Raley was employed by Major Financial Services, Silver Spring, Maryland, for 17 years in various positions, including Vice President and Director of Operations. Mr. Raley was a Director of TFCE from 1984 through April 1990 and has been a Director of TFCE since May 1990. Mr. Raley currently serves as Chairman of the Board.

         Ronald G. Tray joined TFC as a Vice President in 1989 and became Executive Vice President for Management Information Systems in 1992. Mr. Tray was appointed Chief Operating Officer of TFC in 1996. Prior to joining TFC, Mr. Tray was President of the Mid-Atlantic Division, Mtech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia. In 1996, Mr. Tray resigned as a Director of TFCE, a position he had held since 1993.

         David W. Karsten, CPA, joined TFC as Chief Financial Officer in 1996. From 1984 until 1995, Mr. Karsten was employed by USLICO Corp., an insurance holding company, and served as Senior Vice President and Controller at the time of his departure.

         Rick S. Lieberman, Senior Vice President and Chief Lending Officer of TFC. Mr. Lieberman joined TFC in 1989 and has served the Company in several capacities, including General Manager, Vice President of the Norfolk Regional Service Center. Prior to joining TFC, he was with ITT Consumer Financial Corporation for 8 years.

         G. Kent Brooks joined FCF in 1994 as President. Prior to that, he was with Peoples Finance Corporation, Richmond, Virginia, from 1956 to 1980, the last eight years of which he served as President. From 1980 to 1992, Mr. Brooks served as a Senior Vice President and Regional Manager for Provident Financial Corporation, subsequent to its acquisition of Peoples Financial Corporation. From 1992 to 1993, Mr. Brooks was with American General Finance, subsequent to its acquisition of Provident Financial Corporation. Mr. Brooks has been a Director of FCF since 1994.

Item 2.  Properties

         The Company's principal executive offices and Point-of-Sale Service Center, Point-of-Sale Loan Production Office and Portfolio Loan Production Office are located in Norfolk, Virginia. The combined facilities consist of approximately 27,000 square feet of space pursuant to a lease expiring in 2006.

         The Company's Portfolio Service Center is located in Jacksonville, Florida. The facility consists of approximately 17,000 square feet of space pursuant to a lease expiring in 2001. The Company's Point-of-Sale Loan Production Office in Dallas, Texas,consists of approximately 2,300 square feet of space pursuant to a lease expiring in 1998. The Company's Point-of-Sale Loan Production Office in San Diego, California, consists of approximately 1,100 square feet of space pursuant to a lease expiring in 1997. First Community Finance, Inc.'s branch offices, on a combined basis, total approximately 5,000 square feet of space pursuant to leases expiring in 1997 to 1998.

         The Company believes that its facilities are adequate for its current and near-term future requirements.


Item 3.  Legal Proceedings

         The Company is a party to several legal actions which are ordinary, routine litigation incidental to its business. The Company believes that none of those actions, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

         The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the TFC Enterprises, Inc. 1996 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         Since December 22, 1993, TFC Enterprises, Inc. Common Stock has traded on the NASDAQ National Market System under the symbol "TFCE." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included in the TFC Enterprises, Inc. 1996 Annual Report, which is incorporated herein by reference.

         As of March 18, 1997, there were approximately 3,000 holders of the Common Stock, including approximately 120 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future, although any dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Company's lenders, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

         The Company has not issued any of its authorized preferred stock.


Item 6.  Selected Financial Data

         Information included in the section entitled "Five-Year Summary of Selected Financial Data" in the TFC Enterprises, Inc. 1996 Annual Report is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1996 Annual Report is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

         The Consolidated Financial Statements of TFC Enterprises, Inc., including notes thereto, are presented in the TFC Enterprises, Inc. 1996 Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants

         None.

                                    PART III

         The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 1997 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant

         Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

         Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationship and Related Transactions

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in TFC's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)       Documents filed as part of this report:

                  (1)      Financial Statements

                           The Consolidated Financial Statements of TFC
Enterprise, Inc. and the Auditor's Report thereon, are incorporated herein by reference. Applicable pages in the TFC Enterprises, Inc. 1996 Annual Report are as follows:




                                                                     Page

Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors                     19
Consolidated Balance Sheets at December 31, 1996 and 1995             20
Consolidated Statements of Operations for the Years ended
         December 31, 1996, 1995 and 1994                             21
Consolidated Statements of Changes in Shareholders' Equity
         for the Years ended December 31, 1996, 1995 and 1994         22
Consolidated Statements of Cash Flows for the Years ended
         December 31, 1996, 1995 and 1994                             23
Notes to Consolidated Financial Statements                            24

         (2)      Financial Statement Schedule

Report of Ernst & Young LLP, Independent Auditors, on Schedule I
Schedule I - Financial Information of Registrant - TFC Enterprises, Inc.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (3)      Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K (filed during the fourth quarter of 1996):

                  On October 11, 1996, the Company filed a report on Form 8-K, under Item 5, regarding the closing of the Company's Southwestern Regional Service Center in Dallas, Texas and the relocation of the Company's accounting office from Manassas, Virginia to Norfolk, Virginia.

                  On November 20, 1996, the Company filed a report on Form 8-K, under Item 5, announcing that TFC had executed a commitment letter with its primary lender for an extension of its credit facility and that FCF had received a non-binding proposal for a credit facility from a bank.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TFC ENTERPRISES, INC.


                           By :/s/Robert S. Raley, Jr.
                               -----------------------
                                  Robert S. Raley, Jr.
                                  Chairman of the Board, President and
                                  Chief Executive Officer

Dated: April 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                            Title                                  Date:


/s/Robert S. Raley, Jr.                       Chairman of the Board                         April 11, 1997
------------------------                      and Director, President and
Robert S. Raley, Jr.                          Chief Executive Officer




                                               Director
------------------------
Walter S. Boone, Jr.



/s/Douglas B. Bywater                          Director                                    April 11, 1997
------------------------
Douglas B. Bywater



                                               Director
-------------------------
Andrew M. Ockershausen



/s/Phillip R. Smiley                           Director                                    April 11, 1997
--------------------------
Phillip R. Smiley



/s/Linwood R. Watson                           Director                                    April 11 1997
-----------------------
Linwood R. Watson



/s/David W. Karsten                            Chief Financial Officer                     April 11, 1997
-----------------------                        (Principal Accounting and Financial Officer)
David W. Karsten



                                 EXHIBIT INDEX

Exhibit                                                     Description                                                 Sequential
  No.                                                                                                                    Page No.
3.1       Amended and Restated Certificate of Incorporation of TFC Enterprises, Inc. (Incorporated by reference to the      *
          Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the
          Commission on October 21, 1993.)
3.2       Amended and Restated Bylaws of TFC Enterprises, Inc.  (Incorporated by reference to the Registrant's              *
          Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on
          October 21, 1993.)
4         Form of Common Stock certificate of TFC Enterprises, Inc.  (Incorporated by reference to the Registrant's         *
          Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on
          October 21, 1993.)
10.1A     Loan and Security Agreement between G.E. Capital and The Finance Company dated September 24, 1992.                *
          (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No.
          33-70638, previously filed with the Commission on October 21, 1993.)
10.1B     Commitment Letter executed by The Finance Company and G.E. Capital dated October 11, 1993, with respect to a      *
          $120 million line of credit and a related Letter Agreement executed by The Finance Company and G.E. Capital dated October 19, 1993. (Incorporated by reference to the Registrant's Registration Statement on Form S-1,
          Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.2      Form of Master Dealer Agreement.  (Incorporated by reference to the Registrant's Registration Statement on        *
          Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.3      Form of Asset Purchase Agreement.  (Incorporated by reference to the Registrant's Registration Statement on       *
          Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.4      Form of Motor Vehicle Installment Sale Contract, Truth-in-Lending Disclosure, Promissory Note and Security        *
          Agreement.  (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission
          File No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.5      Note Purchase Agreement among TFCEI Acquisition Corp. and Connecticut General Life Insurance Company              *
          ("CIGNA") and certain affiliates of CIGNA dated October 25, 1988, relating to $6,500,000 in original principal amount of 14% Senior Notes due October 15, 1998, and Amendment Nos. 1 and 2.  (Incorporated by
          reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.6      Note Purchase Agreement among The Finance Company and CIGNA and certain affiliates of CIGNA dated October 25,     *
          1988, relating to $6,435,000 in original principal amount of 13.5% Subordinated Non-Convertible Notes due
          October 15, 1998, and $65,000 in original principal amount of 13.5% Subordinated Convertible Notes due
          October 15, 1998, and Amendment Nos. 1, 2 and 3.  (Incorporated by reference to the Registrant's Registration
          Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21,
          1993.)
10.6(a)   Amendment No. 5 to Note Purchase Among The Finance Company and CIGNA and certain affiliates of CIGNA dated        *
          October 25, 1988, relating to $6,435,000 in original principal amount of 13.5% Subordinated Non-Convertible
          Notes due October 15, 1998, and $65,000 in original principal amount of 13 1/2% Subordinated Convertible Notes due October 15, 1998.
10.7      Stock Purchase Agreement among TFCEI Acquisition Corp. and the stockholders of TFCEI dated October 14, 1988.      *
          (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No.
          33-70638, previously filed with the Commission on October 21, 1993.)
10.8      Form of Contingent Right to Purchase Shares of Common Stock of The Finance Company.  (Incorporated by             *
          reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.9      Employment Agreement between The Finance Company and Robert S. Raley, Jr dated October 22, 1992.                  *
          (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No.
          33-70638, previously filed with the Commission on October 21, 1993.)
10.10     Employment Agreement between The Finance Company and George R. Kouri dated October 1, 1988, as amended April      *
          1, 1992.  (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File
          No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.11     Employment Agreement between The Finance Company and Joseph R. Becka dated October 1, 1988, as amended March      *
          16, 1993.  (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File
          No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.12     Employment Agreement between The Finance Company and Preston K. Gnagey dated December 1, 1990.  (Incorporated     *
          by reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)
10.13     Employment Agreement between The Finance Company and Harold E. McCarty, Jr. dated December 1, 1990.               *
          (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No.
          33-70638, previously filed with the Commission on October 21, 1993.)
10.14     Consulting Agreement between The Finance Company and RSR Associates, as assignee of CHI, dated October 27,        *
          1988 and Assignment and Assumption of Consulting Agreement dated May 1, 1990.  (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the
          Commission on October 21, 1993.)
10.15     Note Purchase Agreement between TFCEI and CHI dated May 1, 1990, relating to $1,000,000 in original principal     *
          amount of 14% Senior Subordinated Note due October 15, 1998.  (Incorporated by reference to the Registrant's
          Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on
          October 21, 1993.)
10.16     RSR Associates 6.75% Note for $50,000 due October 15, 1998.  (Incorporated by reference to the Registrant's       *
          Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on
          October 21, 1993.)
10.17     RSR Associates General Partnership Agreement dated April 19, 1990.  (Incorporated by reference to the             *
          Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the
          Commission on October 21, 1993.)
10.18     Interest Rate Cap Agreement dated September 24, 1993, and related letter.  (Incorporated by reference to the      *
          Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the
          Commission on October 21, 1993.)
10.19     The Finance Company 401(k) Savings Plan dated May 1, 1991, and Amendment No. 1 dated August 1, 1993.              *
          (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No.
          33-70638, previously filed with the Commission on October 21, 1993.)
10.20     TFCEI Employee Stock Purchase Plan dated December 20, 1993.  (Incorporated by reference to the Registrant's       *
          Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on
          October 21, 1993.)
10.21     Forms of Junior Subordinated Promissory Notes.  (Incorporated by reference to the Registrant's Registration       *
          Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21,
          1993.)
10.22     Employment Agreement between George R. Kouri and The Finance Company dated December 21, 1993. (Incorporated       *
          by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, Commission File
          No. 1-11121, previously filed with the Commission.)
10.23     Employment Agreement between Joseph R. Becka and The Finance Company dated December 21, 1993. (Incorporated       *
          by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, Commission File No.
          1-11121, previously filed with the Commission.)
10.24     Employment Agreement between Preston K. Gnagey and The Finance Company dated December 27, 1993.                   *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993,
          Commission File No. 1-11121, previously filed with the Commission.)
10.25     Employment Agreement between Ronald G. Tray and The Finance Company dated December 23, 1993. (Incorporated        *
          by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, Commission File No.
          1-11121, previously filed with the Commission.)
10.26     Employment Agreement between George R. Kouri and The Finance Company, dated January 1, 1995. (Incorporated        *
          by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
          1-11121, previously filed with the Commission.)
10.27     Employment Agreement between Joseph R. Becka and The Finance Company, dated January 1, 1995. (Incorporated        *
          by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
          1-11121, previously filed with the Commission.)
10.28     Employment Agreement between Preston K. Gnagey and The Finance Company, dated January 1, 1995.  (Incorporated     *
          by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
          1-11121, previously filed with the Commission.)
10.29     Employment Agreement between Ronald G. Tray and The Finance Company, dated January 1, 1995.  (Incorporated by     *
          reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
          1-11121, previously filed with the Commission.)
10.30     Employment Agreement between Charles M. Johnston and The Finance Company, dated January 1, 1995.                  *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.31     TFC Enterprises, Inc. 1995 Long-Term Incentive Plan.  (Incorporated by reference to the Registrant's Form         *
          10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the
          Commission.)
10.32     Stock Option Award Agreement between George R. Kouri and TFC Enterprises, Inc. dated October 27, 1994.            *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.33     Stock Option Award Agreement between Joseph R. Becka and TFC Enterprises, Inc. dated October 27, 1994.            *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.34     Stock Option Award Agreement between Preston K. Gnagey and TFC Enterprises, Inc. dated October 27, 1994.          *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.35     Stock Option Award Agreement between Ronald G. Tray and TFC Enterprises, Inc. dated October 27, 1994.             *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.36     Stock Option Award Agreement between Charles M. Johnston and TFC Enterprises, Inc. dated October 27, 1994.        *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.37     Loan and Security Agreement, dated December 27, 1994, between NationsBank of Virginia, N.A., TFC Enterprises,     *
          Inc., The Finance Company, The Insurance Agency, Inc. and First Community Finance, Inc.  (Incorporated by
          reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
          1-11121, previously filed with the Commission.)
10.38     Amendment No. 4, dated March 3, 1995, to Loan and Security Agreement between General Electric Capital             *
          Corporation and The Finance Company.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the Commission.)
10.39     Office Lease, dated June 1, 1995, by and between AFW No. 39 Corporation and The Finance Company.                  *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.40     Ceiling Rate Interest Agreement, dated August 2, 1994, by and between The Finance Company and Mellon Bank,        *
          N.A.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.41     Agreement, dated March 23, 1995, by and among G. E. Capital Corporation and The Finance Company.                  *
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994,
          Commission File No. 1-11121, previously filed with the Commission.)
10.42     Amendment #4, dated April 1, 1995, to the Loan and Security Agreement between General Electric Capital            *
          Corporation and The Finance Company relating to the definition of the borrowing base dated April 1, 1995.
          (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995, Commission
          File No. 1-11121, previously filed with the Commission.)
10.43     Lease Agreement, dated April 28, 1995, between Three Oaks Plaza, Ltd. and The Finance Company, Inc.               *
          (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995, Commission
          File No. 1-11121, previously filed with the Commission.)
10.44     Amendment No. 1 to the Loan and Security Agreement by and between NationsBank of Virginia, N.A., TFC              *
          Enterprises, Inc., The Finance Company, The Insurance Agency, Inc., and First Community Finance, Inc. dated
          May 16, 1995 regarding a modification in the definition of reserve ratio.  (Incorporated by reference to the
          Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.45     Amendment No. 2 to the Loan and Security Agreement by and between NationsBank of Virginia, N.A., TFC              *
          Enterprises, Inc., The Finance Company, The Insurance Agency, Inc., and First Community Finance, Inc. dated
          May 30, 1995 regarding a modification in the debt ratio threshold.  (Incorporated by reference to the
          Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.46     Amendment No. 5 to the Loan and Security Agreement by and between General Electric Capital Corporation and        *
          The Finance Company dated June 23, 1995, regarding an increase in the available line of credit to
          $150,000,000 and an increase in the general interest rate charged on the line of credit.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.47     Note purchase agreement among The Finance Company and Connecticut General Life Insurance Company ("CIGNA")        *
          and certain affiliates of CIGNA dated June 30, 1995, relating to $10,000,000 in original principal amount of
          9.38% Senior Subordinated Notes due June 30, 2002.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.48     Ceiling Rate Interest Credit Agreement by and between The Finance Company and Mellon Bank, N.A., dated May        *
          10, 1995.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995,
          Commission File No. 1-11121, previously filed with the Commission.)  (Incorporated by reference to the
          Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.49     Ceiling Rate Interest Credit Agreement by and between The Finance Company and Mellon Bank, N.A., dated May        *
          24, 1995.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995,
          Commission File No. 1-11121, previously filed with the Commission.)
10.50     Lease agreement as of June 6, 1995, between Professors' Fund III Limited Partnership and The Finance Company      *
          regarding the premises located at 6170 Cornerstone Court East, San Diego, California.  (Incorporated by
          reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.51     Amendment to Employment Agreement between The Finance Company and George R. Kouri dated July 27, 1995             *
          (effective as of January 1, 1995).  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.52     Amendment to Employment Agreement between The Finance Company and Charles M. Johnston dated July 27, 1995         *
          (effective as of January 1, 1995).  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.53     Amendment to Employment Agreement between The Finance Company and Joseph R. Becka dated July 27, 1995             *
          (effective as of January 1, 1995).  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.54     Amendment to Employment Agreement between The Finance Company and Ronald G. Tray dated July 27, 1995              *
          (effective as of January 1, 1995).  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.55     Amendment to Employment Agreement between The Finance Company and Preston K. Gnagey dated July 27, 1995           *
          (effective as of January 1, 1995).  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.56     Amendment No. 1 to note purchase agreement, dated as of June 30, 1995, by and between The Finance Company and     *
          Connecticut General Li& Insurance Company ("CIGNA") regarding CIGNA's consent to the Company's $25 million credit facility with NationsBank.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.57     Amendment No. 8 to Note Purchase Agreement, dated as of October 25, 1988, by and between The Finance Company      *
          and CIGNA regarding CIGNA's consent to the Company's $25 million credit facility with NationsBank.
          (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1995, Commission
          File No. 1-11121, previously filed with the Commission.)
10.58     Amendment to Loan Agreement, dated August 16, 1995, by and between The Finance Company, NationsBank, TFC          *
          Enterprises, Inc., The Insurance Agency, Inc., and First Community Finance, Inc., regarding additions and amendments to certain definitions in the Loan and Security Agreement dated as of December 23, 1994.
          (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1995, Commission
          File No. 1-11121, previously filed with the Commission.)
10.59     Loan and Security Agreement, dated August 16, 1995, by and between The Finance Company, NationsBank, TFC          *
          Enterprises, Inc., The Insurance Agency, Inc., and First Community Finance, Inc., regarding a $25 million loan payable to NationsBank.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended
          September 30, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.60     Private Placement Memorandum, related to the 6.14% Automobile Receivables-Backed Notes, Series 1995-A, dated      *
          as of November 1, 1995, by and between TFC Receivables Corporation, The Finance Company, Harris Trust and
          Savings Bank and Financial Security Assurance Inc.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the
          Commission.)
10.61     Sale and Servicing Agreement, related to the 6.14% Automobile Receivables-Backed Notes, Series 1995-A, dated      *
          as of November 1, 1995, by and between TFC Receivables Corporation, The Finance Company and Harris Trust and
          Savings Bank.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December
          31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.62     Indenture, related to the 6.14% Automobile Receivables-Backed Notes, Series 1995-A, dated as of November 1,       *
          1995, by and between TFC Receivables Corporation and Harris Trust and Savings Bank.  (Incorporated by
          reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No.
          1-11121, previously filed with the Commission.)
10.63     Insurance and Indemnity Agreement, related to the 6.14% Automobile Receivables-Backed Notes, Series 1995-A,       *
          dated November 1, 1995, by and between TFC Receivables Corporation, The Finance Company and Financial
          Security Assurance Inc.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
          December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.64     Indemnification Agreement, related to the 6.14% Automobile Receivables-Backed Notes, Series 1995-A, dated         *
          November 1, 1995, by and between TFC Receivables Corporation, Financial Security Assurance Inc. and Chemical
          Securities Inc.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December
          31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.65     Spread Account Agreement, related to the 6.14% Automobile Receivables-Backed Notes, Series 1995-A, dated          *
          November 1, 1995, by and between TFC Receivables Corporation, Financial Security Assurance Inc. and Harris
          Trust and Savings Bank.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
          December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.66     Stock Pledge Agreement, related to the 6.14% Automobile Receivables-Backed Notes, Series 1995-A, dated            *
          November 1, 1995, by and between The Finance Company, TFC Receivables Corporation, Financial Security
          Assurance Inc. and Harris Trust and Savings Bank.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the
          Commission.)
10.67     Second Amendment to Amended and Restated Bylaws of TFC Enterprises, Inc. regarding the number of directors        *
          comprising the Board of TFC Enterprises, Inc.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.68     Excess Compensation Repayment Agreement and associated Promissory Note between Robert S. Raley, Jr. and The       *
          Finance Company, dated January 1, 1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.69     Excess Compensation Repayment Agreement and associated Promissory Note between George R. Kouri and The            *
          Finance Company, dated January 1 1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.70     Excess Compensation Repayment Agreement and associated Promissory Note between Preston K. Gnagey and The          *
          Finance Company, dated January 1 1996.   (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.71     Excess Compensation Repayment Agreement and associated Promissory Note between Joseph R. Becka and The            *
          Finance Company, dated January 1 1996. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.72     Excess Compensation Repayment Agreement and associated Promissory Note between Charles M. Johnson and The         *
          Finance Company, dated January 1 1996.   (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.73     Second Amendment to Employment Agreement Between George R. Kouri and The Finance Company dated January 1,         *
          1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995,
          Commission File No. 1-11121, previously filed with the Commission.)
10.74     Second Amendment to Employment Agreement Between Joseph R. Becka and The Finance Company dated January 1,         *
          1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995,
          Commission File No. 1-11121, previously filed with the Commission.)
10.75     Second Amendment to Employment Agreement Between Preston K. Gnagey and The Finance Company dated January 1,       *
          1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995,
          Commission File No. 1-11121, previously filed with the Commission.)




10.76     Second Amendment to Employment Agreement Between Ronald G. Tray and The Finance Company dated January 1,          *
          1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995,
          Commission File No. 1-11121, previously filed with the Commission.)
10.77     Forbearance Agreement by and between The Finance Company and General Electric Capital Corporation ("GECC")        *
          dated as of March 21, 1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.78     Amendment No.9 and Waiver and Forbearance Agreement by and among The Finance Company , CIGNA, and certain         *
          affiliates of CIGNA, dated as of January 31, 1996, relating to 13.5% Senior Subordinated Notes.
          (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995,
          Commission File No. 1-11121, previously filed with the Commission.)
10.79     Amendment No. 2 and Waiver and Forbearance Agreement by and among The Finance Company, CIGNA, and certain         *
          affiliates of CIGNA, dated as of January 31, 1996, relating to 9.38% Senior Subordinated Notes, dated as of
          January 31, 1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
          December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.80     Forbearance Agreement by and among The Finance Company, TFC Enterprises, Inc., The Insurance Agency, Inc.,        *
          First Community Finance, Inc., and NationsBank, N.A., dated March 28, 1996.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)
10.81     Early Retirement Agreement, dated as of September 30, 1996, between The Finance Company and George R. Kouri.      *
          (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 31, 1996, Commission
          File No. 1-11121, previously filed with the Commission.)
10.82     Severance Agreement, dated as of September 30, 1996, between The Finance Company and Preston K. Gnagey.           *
          (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 31, 1996, Commission
          File No. 1-11121, previously filed with the Commission.)
10.83     Early Retirement Agreement and Independent Contractor Agreement, dated  as of September 30, 1996 , between        *
          The Finance Company and Joseph R. Becka.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 31, 1996, Commission File No. 1-11121, previously filed with the Commission.)
10.84     Severance Agreement, dated as of September 30, 1996, between Charles M. Johnston and The Finance Company.         *
          (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 31, 1996, Commission
          File No. 1-11121, previously filed with the Commission.)
**10.85   Amended and Restated  Motor Vehicle Installment Contract Loan and Security Agreement dated December 20, 1996 between The Finance Company and General Electric Capital Corporation.
**10.86   Amendment No. 1 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement dated
          April 4, 1997 by and between The Finance Company and General Electric Capital Corporation
**10.87   TFC Enterprises, Inc. Warrant to Purchase Common Stock dated December 20, 1996.
**10.88   Allonge to Warrant to Purchase  Common Stock dated April 4, 1997.
**10.89   TFC Enterprises, Inc. Warrant to Purchase Common Stock dated April 4, 1997.
**10.90   Amended and Restated Registration Rights dated April 4, 1997 between TFC Enterprises, Inc. and General
          Electric Capital Corporation
**10.91   TFC Enterprises, Inc. Guaranty dated April 4, 1997.
**10.92   First Community Finance, Inc. Guaranty dated April 4, 1997
**10.93   The Insurance Agency, Inc. Guaranty dated April 4, 1997
**10.94   Securities Pledge Agreement dated April 4, 1997 by TFC Enterprises, Inc. and General Electric Capital
          Corporation
**10.95   Security Agreement dated April 4, 1997 between TFC Enterprises, Inc., The Finance Company, First Community
          Finance, Inc., The Insurance Agency, Inc., and its subsidiaries and General Electric Capital Corporation
**10.96   Amendment No. 3 and Waiver of Note Agreement by and among The Finance Company, CIGNA,  and certain affiliates of CIGNA, dated as of  April 4, 1997, relating to 13.5% Senior Subordinated Notes.
**10.97   Amendment No. 10 and Waiver of Note Agreement by and among The Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of April 4, 1997, relating to 9.375% Senior Subordinated Notes.
**11      Statement re: computation of per share earnings.
**13      Annual report to security holders.
**21      List of subsidiaries of TFC Enterprises, Inc.
**23      Consent of Ernst & Young LLP
**99.1    The Financial Statements and notes thereto which appear
          on pages 19 through 39 of TFC Enterprises, Inc. 1996
          Annual Report to Shareholders (filed as Exhibit 13 to
          this Form 10-K) are incorporated herein by reference.
**99.2    Financial Statement Schedule I.


---------------------------------------------

* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**          Filed herewith.

                 Schedule I- Financial Information of Registrant
                              TFC Enterprises, Inc.

Balance Sheets

                                                                                                December 31
(in thousands)                                                                         1996                       1995
                                                                                       ----                       ----
Assets
Investment in subsidiaries                                                         $      -                   $  3,144
Intangible assets, net                                                               13,161                     14,252
Due from subsidiaries                                                                25,320                     22,865
Other assets                                                                            165                        215
                                                                                -----------                 ----------
  Total assets                                                                     $ 38,646                   $ 40,476
                                                                                   ========                   ========

Liabilities and shareholders' equity
Liabilities:
Deficit in subsidiaries                                                               4,100                          -
Accounts payable and accrued expenses                                                   203                         78
Income taxes payable                                                                  3,579                      2,984
Deferred income taxes                                                                   902                      1,010
                                                                                -----------                  ---------
  Total liabilities                                                                   8,784                      4,072

Shareholders' equity:
Preferred stock, $.01 per value, 1,000,000 shares
  authorized; none outstanding                                                            -                          -
Common stock, $.01 par value, 40,000,000 shares
  authorized and 11,290,308 and 11,283,954 shares
      outstanding in 1996 and 1995, respectively                                         49                         49
Additional paid-in capital                                                           55,333                     54,279
Retained deficit                                                                    (25,520)                   (17,924)
                                                                                   --------                   --------
  Total shareholders' equity                                                         29,862                     36,404
                                                                                     ------                     ------
  Total liabilities and shareholders' equity                                       $ 38,646                   $ 40,476
                                                                                   ========                   ========


                 Schedule I- Financial Information of Registrant
                              TFC Enterprises, Inc.

Statements of Operations

                                                                                    Years ended
                                                                                    December 31
(in thousands)                                                      1996                1995                      1994
                                                                    ----                ----                      ----
Net interest revenue:
  Interest revenue                                                $2,132              $3,404                    $3,154

  Interest expense                                                     -                  30                         8
                                                                 -------             -------                 ---------
Net interest revenue                                               2,132               3,374                     3,146

Other revenue:
  Equity in net income (loss)
    of subsidiaries                                               (7,667)             (7,241)                     6,636
                                                                  -------             -------                    ------
Total other revenue                                               (7,667)             (7,241)                     6,636

Operating expenses:
  Amortization of intangible assets                                1,091               1,091                     1,091
  Other                                                              483                 704                       525
                                                                  ------               -----                    ------
Total operating expense                                            1,574               1,795                     1,616
                                                                   -----               -----                    ------
Income (loss) before income taxes                                 (7,109)             (5,662)                    8,166
Provision for income taxes                                           487                 799                       935
                                                                --------            --------                   -------
Net income (loss)                                                $(7,596)            $(6,461)                   $7,231
                                                                ========            ========                    ======



                 Schedule I- Financial Information of Registrant
                              TFC Enterprises, Inc.


Statements of Cash Flows

                                                                                          Years ended December 31
(in thousands)                                                                    1996            1995              1994
                                                                                  ----            ----              ----
Operating activities
Net income (loss)                                                             $(7,596)        $(6,461)           $ 7,231
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Equity in net (income) loss of subsidiaries                                 7,667           7,241             (6,636)
    Amortization of intangible assets                                           1,091           1,091              1,091
    Benefit from deferred income taxes                                           (108)           (108)               (79)
    Amortization of deferred charges                                                -              47                 22
    Changes in operating assets and liabilities:
    Decrease in recoverable income taxes                                            -               -                772
    Decrease (increase) in other assets                                            50             (80)                (9)
    Increase in due from subsidiaries                                          (2,455)         (1,831)           (12,537)
    Increase (decrease) in accounts payable and accrued
    liabilities                                                                   744              43                 34
    Increase (decrease) in income taxes payable                                   595            (105)             3,089
                                                                              --------        --------             -----
Net cash used in operating activities                                             (12)           (163)            (7,022)

Financing activities
Proceeds on issuance of common stock                                                -               -              7,101
Proceeds from stock options exercised                                              12              20                 54
                                                                                   --          -------       ------------
Net cash provided by financing activities                                          12              20              7,155

Increase (decrease) in cash                                                         -            (143)               133
Cash at beginning of year                                                           -             143                 10
                                                                                ------       --------             ------
Cash balance at end of year                                                 $       -       $       -           $    143
                                                                            ==========      ==========          ========

Noncash transactions:
Issuance of stock warrants                                                     $   423      $        -        $        -
Deferred compensation terminated and transfered to paid-in                         619               -                 -
capital
Conversion of due from subsidiaries to                                               -          20,000                 -
   equity in subsidiaries


