Form 10-Q
period 1997-03-31
TFC ENTERPRISES INC
filed 1997-05-12
CIK 913958

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

                  For the Quarterly Period Ended March 31, 1997

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

                                            Yes   X      No

As of May 7, 1997, there were 11,290,308 outstanding shares of the registrant's $.01 par value per share common stock.

                     TFC ENTERPRISES, INC. AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q FOR
                      THE THREE MONTHS ENDED MARCH 31, 1997


                Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                      Page No.
------------------------------                                     --------

Financial Highlights                                                  3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                         4
  Consolidated Statements of Operations                               5
  Consolidated Statements of Changes in Shareholders' Equity          6
  Consolidated Statements of Cash Flows                               7

Notes to Consolidated Financial Statements                            8

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                 11

Part II - Other Information

Exhibits and Reports on Form 8-K (Item 6)                            16

Signatures                                                           17

Index to Exhibits                                                    18

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)

                                                                          Three months
(dollars in thousands, except                                            ended March 31,
 per share amounts)                                                   1997             1996
Net income                                                        $    196        $     740
Net income per common share                                       $    .07        $     .07
Average common and common equivalent
shares outstanding (in thousands)                                   11,290           11,286
---------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate):

Return on average common equity                                       2.62%            8.02%
Return on average assets                                              0.51             1.43
Yield on interest-earning assets                                     21.05            22.23
Cost of interest-bearing liabilities                                 10.28             9.48
Net interest margin                                                  13.35            15.09
Operating expense as a percentage of
  average interest-earning assets                                    12.60            11.63
Total net charge-offs to average
  gross contract receivables,
  net of unearned interest                                           21.15            22.66
60+ days delinquencies to period-end
  gross contract receivables                                          9.01             9.14
Total allowance and nonrefundable reserve
  to period end gross contract receivables,
  net of unearned interest                                           16.60            18.53
Equity to assets, period end                                         19.76            18.95
---------------------------------------------------------------------------------------------
Average balances:
Interest-earning assets (a)                                       $157,236         $216,214
Total assets                                                       155,144          207,547
Interest-bearing liabilities                                       117,777          162,700
Equity                                                              29,944           36,930
---------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                  March 31,        December 31,
(dollars in thousands)                              1997               1996
                                                  ---------         ----------
Assets
Cash and cash equivalents                        $    2,639        $   2,688
Restricted cash                                       4,593            5,532
Net contract receivables                            121,063          126,252
Recoverable income taxes                              5,829            5,831
Property and equipment, net                           2,747            2,823
Intangible assets, net                               12,888           13,161
Deferred income taxes                                   188              188
Other assets                                          2,161            2,108
                                                   --------         --------
   Total assets                                    $152,108         $158,583
                                                   ========         ========

Liabilities and shareholders' equity
Liabilities:
Revolving line of credit                           $ 76,298         $ 72,562
Term notes                                           14,975           19,464
Automobile Receivables - Backed notes                10,639           15,843
Subordinated notes                                   12,520           12,509
Accounts payable and accrued expenses                 3,143            3,960
Income taxes                                          2,358            2,075
Refundable dealer reserve                             1,913            2,208
Other liabilities                                       204              100
                                                 ----------        ---------
  Total liabilities                                 122,050          128,721

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                           --               --
Common stock, $.01 par value, 40,000,000 shares
  authorized; 11,290,308 outstanding                     49               49
Additional paid-in capital                           55,333           55,333
Retained deficit                                   (25,324)         (25,520)
                                                   --------        ---------
  Total shareholders' equity                         30,058           29,862
                                                   --------        ---------
    Total liabilities and shareholders' equity     $152,108         $158,583
                                                    =======          =======


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                         Three months ended

                                                                    March  31,          March  31,
(in thousands, except per share amounts)                               1997                1996
                                                                    ----------         ------------
Interest and other finance revenue                                    $ 8,275           $ 12,015
Interest expense                                                        3,027              3,858
                                                                      -------            -------
    Net interest revenue                                                5,248              8,157
Provision for credit losses                                                92              1,000
                                                                    ---------            -------
    Net interest revenue after provision for credit losses              5,156              7,157

Other revenue:
Commissions on ancillary products                                         253                510
Other                                                                      23                 44
                                                                    ---------           --------
    Total other revenue                                                   276                554

Operating expense:
Salaries                                                                2,443              3,318
Employee benefits                                                         323                547
Occupancy                                                                 236                220
Equipment                                                                 294                262
Amortization of intangible assets                                         273                273
Other                                                                   1,384              1,666
                                                                     --------            -------
    Total operating expense                                             4,953              6,286
                                                                     --------            -------
Income before income taxes                                                479              1,425
Provision for income taxes                                                283                685
                                                                    ---------            -------
    Net income                                                      $     196            $   740
                                                                     ========            =======

Net income per common share                                         $     .02            $   .07
                                                                    =========            =======


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)




                                                         Three months ended
                                                              March 31,
(in thousands)                                         1997                1996
                                                       ----                ----
Common stock
Balance at end of period                         $       49           $      49
                                                     ======              ======

Additional paid-in capital
Balance at beginning of period                     $ 55,333            $ 54,279
  Stock options exercised                                 -                   6
                                                  ---------           ---------
Balance at end of period                           $ 55,333            $ 54.285
                                                     ======              ======

Retained deficit
Balance at beginning of period                     $(25,520)           $(17,924)
  Net income                                            196                 740
                                                  ---------            ---------
Balance at end of period                           $(25,324)           $(17,184)
                                                  =========            =========



See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three months ended
                                                                        March 31,
(in thousands)                                                    1997              1996
                                                                  ----              ----
Operating activities
Net income                                                    $    196           $   740
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Amortization of intangible assets                                273               273
  Depreciation and other amortization                              406               405
  Provision for deferred income taxes                               --             4,191
  Provision for credit losses                                       92             1,000
  Changes in operating assets and liabilities:
  Decrease in recoverable income taxes                               2                86
  Increase in other assets                                        (172)             (127)
  (Decrease) increase in accounts payable and accrued expenses    (817)              751
  Increase in income taxes                                         283                --
  Decrease in refundable dealer reserve                           (295)           (1,004)
  Increase in other liabilities                                    104               183
                                                                ------           -------
    Net cash provided by operating activities                       72             6,498
                                                                ------             -----

Investing activities
Net cost of acquiring contract receivables                     (21,954)          (16,288)
Repayment on contract receivables                               27,052            32,152
Purchase of property and equipment                                (147)             (857)
                                                                 -----             -----
   Net cash provided by investing activities                     4,951            15,007
                                                                ------           -------

Financing activities
Net borrowings (payments) on revolving line of credit            3,682            (4,620)
Payments on Term notes                                          (4,489)           (7,000)
Payments on Automobile Receivables-Backed notes                 (5,204)           (8,217)
Decrease in restricted cash                                        939               741
Proceeds from stock options exercised                               --                 6
                                                             ---------         ---------
   Net cash used in financing activities                        (5,072)          (19,090)
                                                             ---------         ---------
(Decrease) increase in cash and cash equivalents                   (49)              933
Cash and cash equivalents at beginning of period                 2,688             2,110
                                                                ------            ------
Cash and cash equivalents at end of period                     $ 2,639           $ 3,043
                                                                ======            ======

 See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements


1.  Summary of significant accounting policies

Organization and business. TFC Enterprises, Inc. ("TFCE") is a holding company that owns two primary subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point of sale" purchase) and on a portfolio basis ("portfolio" purchase). Based in Norfolk, Virginia, TFC also has offices in Dallas, Texas; Jacksonville, Florida; and San Diego, California. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates branch offices in Virginia and North Carolina.

Basis of presentation. The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.


2.  Contract receivables

The following is a summary of contract receivables at March 31, 1997, and December 31, 1996:


                                               March  31,              Dec. 31,
(in thousands)                                    1997                   1996
                                               ---------             ----------
Contract receivables:
  Auto finance                                  $163,382              $177,388
  Consumer finance                                 9,834                 9,645
                                                --------              --------
    Gross contract receivables                   173,216               187,033
Less:
  Unearned interest revenue                       25,274                27,200
  Unearned discount                                  461                   504
  Unearned commissions                             1,065                 1,132
  Unearned service fees                              351                   324
  Payments in process                                  8                 2,560
  Escrow for pending acquisitions                    433                   486
  Allowance for credit losses                      5,275                11,730
  Nonrefundable reserve                           19,286                16,845
                                                 -------               -------
    Net contract receivables                    $121,063              $126,252
                                                 =======               =======

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


2.  Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 1997 and 1996 were as follows:


                                                     Three months ended
                                                        March 31,
(in thousands)                                     1997               1996
                                                   ----               ----
Allowance for credit losses
Balance at beginning of period                  $11,730            $23,046
  Provision for credit losses                        92              1,000
  Charge-offs                                   (7,762)            (4,540)
  Recoveries                                      1,215              1,888
                                                 ------            -------
Balance at end of period                       $  5,275            $21,394
                                                 ======             ======

Nonrefundable reserve
Balance at beginning of period                  $16,845            $20,436
  Allocation for credit losses                    3,990              3,023
  Charge-offs                                   (1,549)            (9,072)
                                                -------            -------
Balance at end of period                        $19,286            $14,387
                                                 ======             ======

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


3.  Computation of primary and fully diluted net income per common share

Primary and fully diluted net income per common share for the three months ended March 31, 1997 and 1996 were as follows:

                                                         Three months ended
                                                              March 31,

(in thousands, except per share amounts)              1997                1996
                                                      ----                ----
Primary net income per common share:
Net income                                       $     196           $     740
Stock and stock equivalents (average shares):
  Common shares outstanding                         11,290              11,286
                                                    ------              ------
  Total stock and stock equivalents                 11,290              11,286
                                                    ------              ------
Primary net income per common share (a)          $     .02           $     .07
                                                  ========            ========

Fully diluted net income per common share:
Net income                                        $    196            $    740
Stock and stock equivalents (average shares):
  Common shares outstanding                         11,290              11,286
                                                    ------              ------
  Total stock and stock equivalents                 11,290              11,286
                                                    ------              ------
Fully diluted net income per common share (a)    $     .02           $     .07
                                                  ========            ========


(a)      Calculation based on unrounded numbers.

                              TFC ENTERPRISES, INC.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations


This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those factors set forth elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.
For example, during 1997 the Company's operations could be materially adversely affected if interest rates were to rise, if credit experience deteriorated, or the Comapny were to face increased competition.

                              Results of Operations

First quarter 1997 net income was $0.2 million, or $.02 per common share, compared to net income of $0.7 million, or $.07 per common share, in the first quarter of 1996. The primary cause of the lower reported earnings was a reduction of $2.9 million in net interest revenue, from $8.2 million in the first quarter of 1996 to $5.3 million in the first quarter of 1997. This drop in revenue was partially offset by a reduction of $1.3 million in operating expenses, from $6.3 million in the first quarter of 1996 to $5.0 million in the first quarter of 1997, and by a reduction of $0.9 million in the provision for credit losses, from $1.0 million in the first quarter of 1996 to $0.1 million in the first quarter of 1997.

Volume. Gross contracts purchased or originated totaled $34.3 million in the first quarter of 1997, or 32% above the $25.9 million purchased in the first quarter of 1996. The increase was attributable primarily to a $6.5 million increase in portfolio purchases, resulting from increased management emphasis on this line of business.

Gross contracts purchased or originated were as follows for the three months ended March 31, 1997 and 1996:



Gross contract volume                                 Three months ended
                                                            March 31,

                                            1997                                   1996
                                  ----------------------------       --------------------------------
(dollars in thousands)               Amount            Percent             Amount            Percent
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                   $15,675               45.6%           $14,327               55.3%
    Portfolio                        16,405               47.8              9,877               38.1
  Consumer finance                    2,267                6.6              1,698                6.6
                                      -----               ----             ------               ----
    Total                           $34,347              100.0%           $25,902              100.0%
                                     ======              =====              ======             =====

Number of contracts purchased or
 originated:
  Auto finance:
    Point-of-sale                     1,410               24.4%             1,641               37.4%
    Portfolio                         3,272               56.6              1,850               42.2
 Consumer finance                     1,103               19.0                892               20.4
                                      -----               ----              -----               ----
    Total                             5,785              100.0%             4,383              100.0%
                                      =====              =====               =====             =====

Net interest revenue. Net interest revenue for the first quarter of 1997 totaled $5.3 million, a decrease of 34%, from $8.2 million in the prior year period. The decrease in net interest revenue resulted primarily from a reduction of $59.0 million in the balance of average interest-earning assets from $216.2 million in the first quarter of 1996 to

                              TFC ENTERPRISES, INC.



$157.2 million in the first quarter of 1997. The decrease in average interest-earning assets, in turn, was caused by the Company's previously-announced strategic decision in late 1995 to discontinue substantially all civilian point-of-sale business, which reduced new loan volume and contract receivables outstanding during 1996 and 1997 compared to 1995.

The yield on interest-earning assets was 21.1% in the first quarter of 1997, compared to 22.2% in the first quarter of 1996. The decrease was attributable to a reduction in the amount of contract purchase discount accreted to interest revenue as a yield enhancement and to a decrease in the weighted average annual percentage rate of the contract receivables portfolio.

The cost of interest-bearing liabilities was 10.3% in the first quarter of 1997, compared with 9.5% in the first quarter of 1996. The increase was primarily attributable to higher interest rates charged to the Company under new and amended agreements with its lenders, as more fully disclosed in the TFC Enterprises, Inc. 1996 Annual Report on Form 10-K.

The following table summarizes net interest revenue and the net interest margin for the three months ended March 31, 1997 and 1996:

Net interest revenue
                                                     Three months ended
                                                         March 31,
(dollars in thousands)                            1997                 1996
                                                  ----                 ----
Average interest earning assets (a)           $157,236             $216,214
Average interest bearing liabilities           117,777              162,700
                                               -------              -------
Net interest earning assets                   $ 39,459             $ 53,514
                                                ======               ======

Interest and other finance revenue            $  8,275              $12,015
Interest expense                                 3,027                3,858
                                                ------              -------
Net interest revenue                           $ 5,248              $ 8,157
                                                 =====                =====

Yield on interest-earning assets                 21.05%               22.23%
Cost of interest-bearing liabilities             10.28                 9.48
                                                 -----                -----
Net interest spread                              10.77%               12.75%
                                                 =====                =====

Net interest margin (b)                          13.35%               15.09%
                                                 =====                =====

(a) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.


Operating expense. Operating expense was $5.0 million in the first quarter of 1997, compared with $6.3 million in the first quarter of 1996. The decrease in operating expenses of $1.3 million, or 21%, reflects the impact of the Company's previously-announced restructuring plans implemented during 1996 to consolidate service center operations from three locations into two and to downsize the management staff, as discussed more fully in the TFC Enterprises, Inc. 1996 Annual Report on Form 10-K.

                              TFC ENTERPRISES, INC.


Other matters. The Company is testing and modifying its computer systems, as necessary, to ensure that the situation commonly referred to as the "year 2000 problem" will not have a significant effect on operations or financial condition. The problem arises when computer programs cannot process data for the year 2000 and beyond. It is estimated that the cost of addressing the year 2000 problem and making the Company's computer systems year 2000 compliant will not be material.


                               Financial Condition

Assets. Total assets decreased by $6.5 million, or 4.1%, to $152.1 million at March 31, 1997, from $158.6 million at December 31, 1996. The decrease was primarily attributable to a reduction in net contract receivables caused by liquidations exceeding new contract purchases and originations.

The following table summarizes net contract receivables at March 31, 1997 and December 31, 1996:


Net contract receivables         March 31,             Dec.31,
(in thousands)                      1997                 1996
                                   -----               ------
Auto finance:
  Point-of-sale                 $ 77,095               $ 80,725
  Portfolio                       34,978                 36,711
Consumer finance                   8,990                  8,816
                                --------               --------
    Total                       $121,063               $126,252
                                ========               ========


Liabilities. Total liabilities were $122.1 million at March 31, 1997, a decrease of $6.7 million, or 6%, from December 31, 1996. The decrease in liabilities compared with year-end 1996 primarily reflected decreased borrowings under the Company's credit facilities which, in turn, resulted from a contraction in net contract receivables.

                              TFC ENTERPRISES, INC.


                           Credit Quality and Reserves

At March 31, 1997, the combination of the Company's allowance for credit losses and nonrefundable dealer reserve totaled $24.6 million, or 16.6%, of contract receivables net of unearned interest revenue. This compares to $28.5 million, or 17.9%, at December 31, 1996. In addition, the Company's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $1.9 million at March 31, 1997, compared to $2.2 million at December 31, 1996. The decrease in reserves and in the percentage of reserves to contract receivables in 1997, compared to 1996, is the result of the decrease in contract receivables outstanding in 1997 compared to 1996, and the improved credit quality of the contracts.

Net charge-offs. Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $8.1 million in the first quarter of 1997, representing an annualized rate of 21.15% of average gross contract receivables net of unearned interest revenue. This compares to $11.7 million, or 22.7%, in the first quarter of 1996. The decrease in net charge-offs in the first quarter of 1997, relative to the comparable period in 1996, was due primarily to the decrease in contract receivables outstanding in 1997 and the improved credit quality of the contracts.

Net charge-offs for the three months ended March 31, 1997 and 1996 were as follows:


Net charge-offs                      Three months ended
                                        March 31,

(in thousands)                   1997               1996
                                 ----               ----
Auto finance:
  Point-of-sale               $ 5,179            $10,051
  Portfolio                     2,837              1,658
Consumer finance                   80                 15
                             --------           --------
    Total                     $ 8,096            $11,724
                               ======             ======

Gross contract receivables that were 60 days or more delinquent at March 31, 1997 and December 31, 1996 were as follows:


Delinquency                                   March 31,              Dec. 31,
(dollars in thousands)                             1997                  1996
                                                  -----                  ----
Gross contract receivables
  60 days and more delinquent                  $ 15,599              $ 18,495
Gross contract receivables                      173,216               187,033
Percent                                           9.01%                 9.89%


Provision for credit losses. The Company's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. The provision for credit losses totaled $0.09 million in the first quarter of 1997 and $1.0 million in the first quarter of 1996.

                              TFC ENTERPRISES, INC.




The decrease in the provision for credit losses reflects the improved credit quality and servicing of auto finance loans, which eliminated the need for a loss provision in the first quarter of 1997 compared to a provision of $0.95 million in the first quarter of 1996. The provision for credit losses on the Company's consumer finance loan business increased to $0.09 million in the first quarter of 1997, compared to $0.05 million in the first quarter of 1996 as a result of growth in the consumer finance receivables.


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



                         Liquidity and Capital Resources

Liquidity management. As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents remained constant in the first quarter of 1997 at $2.7 million. The constancy reflected $5.0 million of net cash provided by investing activities partially offset by $5.1 million of net cash used in financing activities. Net cash provided by investing activities resulted from the repayment of contract receivables in excess of the net cost of acquiring contract receivables. Net cash used in financing activities reflected $5.2 million repayment on borrowings on automobile receivables-backed notes, $4.5 million repayment on term notes, offset in part by $3.7 million in net borrowings under the Company's revolving line of credit facility. For the first three months of 1996, net cash used in financing activities totaled $19.1 million, primarily reflecting $8.2 million repayment on borrowings on automobile receivables-backed notes, 7.0 million repayment on term notes, and $4.6 million in net payments under the Company's revolving line of credit facility. In the first quarter of 1997, the combination of cash on hand and net cash provided by investing activities was sufficient to fund business volume. In the first quarter of 1996, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume.

Agreements with lenders. The Company executed amended agreements with its lenders in April 1997, as more fully discussed in the TFC Enterprises, Inc. 1996 Annual Report on Form 10-K.


                             New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of FAS No. 128 on primary and fully diluted earnings per share for the first quarter ended March 31, 1997, and March 31, 1996, is not expected to be material.

                           PART II. OTHER INFORMATION


Item 6.               Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

           (b)    Reports on Form 8-K

                  On February 5, 1997, the Company filed a report on Form 8-K, under Item 5, regarding the signing of a commitment letter between Hibernia National Bank's Commercial Finance Unit and First Community Finance; a wholly owned subsidiary of TFC Enterprises, Inc., for a new credit facility.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TFC ENTERPRISES, INC.
                                       (Registrant)



Date: May 08, 1997                     By:/s/ Robert S. Raley, Jr.
                                          ------------------------
                                       Robert S. Raley, Jr.
                                       Chairman, President,
                                       Chief Executive Officer and
                                       Director







Date: May 08, 1997                      By:/s/ David W. Karsten
                                           --------------------
                                        David W. Karsten
                                        Vice President, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer
                                        of the registrant)

                                Index to Exhibits



     Exhibit No.                    Description
    -------------                   ------------
    27.1                            Financial Data Schedule, which is submitted
                                    electronically to the Securities and
                                    Exchange Commission for information only and not filed.