Form 10-Q
period 1997-06-30
TFC ENTERPRISES INC
filed 1997-08-12
CIK 913958

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                        AND EXCHANGE COMMISSION VIA EDGAR
-------------------------------------------------------------------------------

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

                  For the Quarterly Period Ended June 30, 1997

                           Commission File No. 1-11121

                     T F C   E N T E R P R I S E S, I N C.
             (Exact name of registrant as specified in its charter)

         Delaware                                     54-1306895
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                              5425 Robin Hood Road
                                   Suite 101 B
                             Norfolk, Virginia 23513
               (Address of principal executive offices) (zip code)

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

                                  Yes  X      No


As of August 8, 1997, there were 11,290,308 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                    REPORT ON FORM 10-Q FOR THE THREE MONTHS
                              AND SIX MONTHS ENDED JUNE 30, 1997


                Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                        Page No.
------------------------------                                        --------

Financial Highlights                                                         3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                                4
  Consolidated Statements of Operations                                      5
  Consolidated Statements of Changes in Shareholders' Equity                 7
  Consolidated Statements of Cash Flows                                      8

Notes to Consolidated Financial Statements                                   9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                        12

Part II - Other Information

Submission of Matters to a Vote of Security Holders (Item 4)                17

Exhibits and Reports on Form 8-K (Item 6)                                   17

Signatures                                                                  18

Index to Exhibits                                                           19

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)

                                                                     Three months                            Six months
(dollars in thousands, except                                        ended June 30,                        ended June 30,
 per share amounts)                                                 1997               1996               1997               1996
Net income (loss)                                                $   699             $(364)              $ 895           $    376
Net income (loss) per common share                               $   .06            $ (.03)            $   .08           $    .03
Average common and common equivalent
  shares outstanding (in thousands)                               11,704             11,289             11,532             11,287
Performance ratios (annualized,
as appropriate)

Return on average common equity                                     9.12%                NM               5.90%              2.03%
Return on average assets                                            1.87                 NM               1.18                .38
Yield on interest-earning assets                                   21.73             21.56%              21.34              21.91
Cost of interest-bearing liabilities                               10.99               9.60              10.63               9.52
Net interest margin                                                13.63              14.41              13.47              14.77
Operating expense as a percentage of
 average interest-earning assets                                   12.95              12.98              12.75              12.26
Total net charge-offs to average
  gross contract receivables
  net of unearned interest                                         19.98              25.81              20.53              24.11
60+ days delinquencies to period-end
  gross contract receivables                                        8.13               7.74               8.13               7.74
Total allowance and nonrefundable reserve
  to period-end gross contract receivables
  net of unearned interest                                         15.66              17.02              15.66              17.02
Equity to assets, period end                                       21.03              20.61              21.03              20.61
Average balances:
Interest-earning assets (a)                                     $149,857           $189,828           $153,814           $203,119
Total assets                                                     149,380            185,918            152,286            196,837
Interest-bearing liabilities                                     110,350            141,410            114,011            152,258
Equity                                                            30,641             37,250             30,326             37,081

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

NM -  Not meaningful

(a) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              June 30,                 Dec 31,
(dollars in thousands)                                           1997                     1996
                                                             ---------                  ------
Assets
Cash and cash equivalents                                      $ 3,485               $   2,688
Restricted cash                                                  3,811                   5,532
Net contract receivables                                       121,791                 126,252
Recoverable income taxes                                         1,241                   5,831
Property and equipment, net                                      2,523                   2,823
Intangible assets, net                                          12,615                  13,161
Deferred income taxes                                              188                     188
Other assets                                                    3,033                    2,108
                                                              --------                --------
   Total assets                                               $148,687                $158,583
                                                              ========                ========

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                     $ 89,233                $ 72,562
Term notes                                                         400                  19,464
Automobile Receivables - Backed notes                            6,367                  15,843
Subordinated notes, net                                         12,468                  12,509
Accounts payable and accrued expenses                            4,443                   3,960
Income taxes                                                     2,075                   2,075
Refundable dealer reserve                                        1,815                   2,208
Other liabilities                                                  617                     100
                                                             ---------              ----------
  Total liabilities                                            117,418                 128,721

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                                      --                      --
Common stock, $.01 par value, 40,000,000 shares
  authorized; 11,290,308 shares outstanding                         49                      49
Additional paid-in capital                                      55,845                  55,333
Retained deficit                                              (24,625)                (25,520)
                                                             ---------                -------
  Total shareholders' equity                                    31,269                  29,862
                                                             ---------                 -------
  Total liabilities and shareholders' equity                  $148,687                $158,583
                                                              ========                 =======


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                             Six months ended
                                                                       June 30,              June 30,
(in thousands, except per share amounts)                                 1997                  1996
------------------------------------------------------------ ----------------  --------------------
Interest and other finance revenue                                    $16,415               $22,248
Interest expense                                                        6,059                 7,251
------------------------------------------------------------ ----------------  --------------------
    Net interest revenue                                               10,356                14,997
Provision for credit losses                                               252                 2,500
------------------------------------------------------------ ----------------  --------------------
    Net interest revenue after provision for credit losses             10,104                12,497

Other revenue:
Commissions on ancillary products                                         412                   935
Other                                                                     182                    73
  Total other revenue                                                     594                 1,008
------------------------------------------------------------ ----------------  --------------------

Operating expense:
Salaries                                                                4,836                 6,316
Employee benefits                                                         696                 1,008
Occupancy                                                                 451                   482
Equipment                                                                 629                   620
Amortization of intangible assets                                         546                   546
Other                                                                   2,645                 3,476
------------------------------------------------------------ ----------------  --------------------
    Total operating expense                                             9,803                12,448
------------------------------------------------------------ ----------------  --------------------
Income (loss) before income taxes                                         895                 1,057
Provision for (benefit from) income taxes                                  --                   681
------------------------------------------------------------ ----------------  --------------------
    Net income (loss)                                                $    895                $  376
------------------------------------------------------------ ----------------  --------------------

Net  income (loss) per common share                                   $   .08                $  .03
------------------------------------------------------------ ----------------  --------------------


                                                                              Three months ended

                                                                        June  30,  March 31,     June 30,
(in thousands, except per share amounts)                                  1997       1997          1996
------------------------------------------------------------ -----------------  ----------- -------------
Interest and other finance revenue                                     $ 8,140      $ 8,275       $10,233
Interest expense                                                         3,032        3,027         3,393
------------------------------------------------------------ -----------------  ----------- -------------
    Net interest revenue                                                 5,108        5,248         6,840
Provision for credit losses                                                160           92         1,500
------------------------------------------------------------ -----------------  ----------- -------------
    Net interest revenue after provision for credit losses               4,948        5,156         5,340

Other revenue:
Commissions on ancillary products                                          158          253           425
Other                                                                      160           23            29
  Total other revenue                                                      318          276           454
------------------------------------------------------------ -----------------  ----------- -------------

Operating expense:
Salaries                                                                 2,393        2,443         2,998
Employee benefits                                                          373          323           461
Occupancy                                                                  214          236           262
Equipment                                                                  335          294           358
Amortization of intangible assets                                          273          273           273
Other                                                                    1,262        1,384         1,810
------------------------------------------------------------ -----------------  ----------- -------------
    Total operating expense                                              4,850        4,953         6,162
------------------------------------------------------------ -----------------  ----------- -------------
Income (loss) before income taxes                                          416          479          (368)
Provision for (benefit from) income taxes                               ( 283)          283            (4)
------------------------------------------------------------ -----------------  ----------- -------------
    Net income (loss)                                                 $    699     $    196     $    (364)
------------------------------------------------------------ -----------------  ----------- -------------

Net  income (loss) per common share                                   $    .06     $    .02     $    (.03)
------------------------------------------------------------ -----------------  ----------- -------------


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                Six months ended
                                                    June 30,

(in thousands)                              1997                1996
                                            ----                ----
Common stock
Balance at end of period                    $ 49                $ 49
                                              ==                  ==


Additional paid-in capital
Balance at beginning of period           $55,333             $54,279
  Stock options exercised                     --                  11
  Issuance of warrants                       512                  --
                                         -------           ---------
Balance at end of period               $ 55,845              $54,290
                                         =======              ======

Retained deficit
Balance at beginning of period         $(25,520)           $(17,924)
  Net income                                895                  376
                                       ---------           ---------
Balance at end of period               $(24,625)           $(17,548)
                                         =======            ========


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Six months ended
                                                                                                           June   30,
(in thousands)                                                                                1997                1996
                                                                                              ----                ----
Operating activities
Net income                                                                                   $ 895               $ 376
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                            546                 546
  Depreciation and other amortization                                                          457                 852
  Provision for deferred income taxes                                                           --               3,701
  Provision for credit losses                                                                  252               2,500
  Changes in operating assets and liabilities:
    Decrease in recoverable income taxes                                                     4,589                 573
    (Increase) decrease in other assets                                                      (909)                 569
    Increase in accounts payable and accrued expenses                                          483                  67
    Decrease in refundable dealer reserve                                                    (393)             (1,168)
    Increase in other liabilities                                                             450                 219
                                                                                           -------             ------
      Net cash provided by operating activities                                             6,370               8,235
                                                                                            ------              -----

Investing activities
Net cost of acquiring contract receivables                                                (48,197)            (35,371)
Repayment on contract receivables                                                           52,407              63,901
Purchase of property and equipment                                                           (168)             (1,581)
Proceeds on disposal of assets                                                                  21                  --
                                                                                           -------           ---------
   Net cash provided by investing activities                                                 4,063              26,949
                                                                                            ------              ------

Financing activities
Net borrowings (payments) on revolving line of credit                                       17,183             (2,097)
Payments on Term notes                                                                    (19,464)            (16,000)
Payments on Automobile Receivables-Backed notes                                            (9,476)            (18,113)
Borrowings on Term note                                                                        400                  --
Decrease in restricted cash                                                                  1,721               1,946
Proceeds from stock options exercised                                                          --                   11
                                                                                        ----------           ---------
  Net cash used in financing activities                                                   ( 9,636)            (34,253)
                                                                                          -------             --------
Increase in cash and cash equivalents                                                          797                 931
Cash and cash equivalents at beginning  of period                                            2,688               2,110
                                                                                             -----             -------
Cash and cash equivalents at end of period                                                $ 3,485             $ 3,041
                                                                                          ========            =======

Supplemental disclosures:
Interest paid                                                                               $5,533              $6,443
Income taxes paid                                                                               --                  --
Noncash transactions:
Issuance of stock warrants                                                                $    512            $     --


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

Basis of presentation. The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.


2.           Contract receivables

The following is a summary of contract receivables as of June 30, 1997, and December 31, 1996:


                                              June 30,                Dec. 31,
(In thousands)                                    1997                    1996
                                              --------                --------

Contract receivables:
  Auto finance                                $161,102                $177,388
  Consumer finance                             10,864                    9,645
                                              --------                 -------
    Gross contract receivables                 171,966                 187,033
Less:
  Unearned interest revenue                     24,934                  27,200
  Unearned discount                                884                     504
  Unearned commissions                             589                   1,132
  Unearned service fees                            271                     324
  Payments in process                               (2)                  2,560
  Escrow for pending acquisitions                  478                     486
  Allowance for credit losses                    3,407                  11,730
  Nonrefundable reserve                         19,614                  16,845
                                                ------                  ------
    Net contract receivables                  $121,791                $126,252
                                              ========                ========

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


2.           Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three and six months ended June 30, 1997 and 1996 were as follows:

                                                   Three months ended                     Six months ended
                                                        June 30,                               June 30,

(in thousands)                                   1997               1996               1997               1996
                                                 ----               ----               ----               ----
Allowance for credit losses
Balance at beginning of period                 $5,275            $21,394            $11,730            $23,046
  Provision for credit losses                     160              1,500                252              2,500
  Charge-offs                                 (3,285)            (7,924)           (11,047)           (12,464)
  Recoveries                                    1,257              2,292              2,472              4,180
                                                -----              -----              ----               -----
Balance at end of period                      $ 3,407           $ 17,262            $ 3,407           $ 17,262
                                              =======           ========            =======           ========

Nonrefundable reserve
Balance at beginning of period                $19,286            $14,387            $16,845            $20,436
  Allocation for credit losses                  5,635              3,717              9,625              6,740
  Charge-offs                                 (5,307)            (6,077)            (6,856)           (15,149)
                                             -------            -------            -------            -------
Balance at end of period                      $19,614            $12,027            $19,614            $12,027
                                              =======            =======            =======            =======




                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


 3. Computation of primary and fully diluted net income (loss) per common share

Primary and fully diluted net income (loss) per common share for the three and six months ended June 30, 1997 and 1996 were as follows:


                                                                       Three months ended                      Six months ended
                                                                            June 30,                               June 30,

(in thousands, except per share amounts)                            1997               1996               1997               1996
                                                                    ----               ----               ----               ----
Primary net income (loss) per common
share:
Net income (loss)                                               $    699          $   (364)              $ 895           $    376
Stock and stock equivalents (average shares):
  Common shares outstanding                                       11,290             11,289             11,290             11,287
  Stock options and warrants (a)                                     414                 --                242                 --
                                                                 -------           --------            -------           --------
  Total stock and stock equivalents                               11,704             11,289             11,532             11,287
                                                                  ------             ------             ------             ------
Primary net income (loss) per common
  share                                                        $     .06         $    (.03)           $   .08           $     .03
                                                                ========          =========            ======            ========

Fully diluted net income (loss) per common
share:
Net income (loss)                                               $    699          $   (364)              $ 895           $    376
Stock and stock equivalents (average shares):
  Common shares outstanding                                       11,290             11,289             11,290             11,287
  Stock options and warrants (a)                                     414                 --                242                 --
                                                                --------           --------             ------           --------
  Total stock and stock equivalents                               11,704             11,289             11,532             11,287
                                                                  ------             ------             ------             ------
Fully diluted net income (loss) per common
  share                                                        $     .06          $   (.03)            $   .08          $     .03
                                                                ========           =======              ======           ========


(a) Shares were assumed to be repurchased at the average closing common stock price of $1.49 and $1.53 in the second quarter and first six months of 1997, respectively.

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


                              Results Of Operations

Net income for the second quarter of 1997 increased to $0.7 million, or $.06 per common share, compared to a net loss of $0.4 million, or $.03 per common share, in the second quarter of 1996. Net income for the first six months of 1997 increased to $0.9 million, or $.08 per common share, compared to net income of $0.4 million, or $.03 per common share, for the first six months of 1996. The primary causes of the increased 1997 income were a 21% reduction in operating expenses compared to 1996 and the improved performance of the Company's loan portfolio, with a significant reduction in the rate of loan charge-offs compared to 1996.

Volume. Gross contracts purchased or originated totaled $42.7 million in the second quarter of 1997, or 45% above the $29.4 million purchased in the second quarter of 1996. For the first six months of 1997, gross contracts purchased or originated totaled $77.0 million, or 39% above the $55.3 million purchased during the first half of 1996. The increase in gross contract purchases in the second quarter and first six months of 1997, relative to the comparable periods in 1996, was primarily attributable to an increase in portfolio purchases, resulting from increased management emphasis on this line of business.

Gross contracts purchased or originated were as follows for the three months and six months ended June 30, 1997 and 1996:


Gross contract volume                                                 Three months ended                  Six months ended
                                                                             June 30                             June 30,
(dollars in thousands)                                             1997                1996               1997        1996
                                                                   ----                ----               ----        ----
Contracts purchased or originated:
  Auto finance:
    Point of sale                                               $19,448             $14,109            $35,123            $28,436
    Portfolio                                                    19,412              12,406             35,817             22,283
 Consumer finance                                                 3,823               2,931              6,090              4,629
                                                                 ------              ------             ------             ------
   Total                                                        $42,683             $29,446            $77,030            $55,348
                                                                =======             =======            =======            =======

Number of contracts purchased or originated:
  Auto finance:
    Point of sale                                                 1,737               1,599              3,147              3,240
    Portfolio                                                     3,811               2,349              7,083              4,199
 Consumer finance                                                 2,070               1,477              3,173              2,369
                                                                  -----               -----             ------              -----
    Total                                                         7,618               5,425             13,403              9,808
                                                                 ======               =====             ======              =====

                              TFC ENTERPRISES, INC.


Net interest revenue. Net interest revenue for the second quarter of 1997 totaled $5.1 million, a decrease of 25% compared with $6.8 million in the prior-year period. For the first half of 1997, net interest revenue was $10.4 million, down 31% from $15.0 million in the first six months of 1996. The decreases were attributable to a reduction in interest-earning assets and a decrease in the net interest margin.

The net interest margin was 13.63% in the second quarter of 1997, compared to 14.41% in the second quarter of 1996. For the first half of 1997, the net interest margin was 13.47%, compared to 14.77% in the first half of 1996. The decreases were primarily attributable to an increase in interest expense in 1997 compared to 1996. The cost of interest-bearing liabilities was 10.99% in the second quarter of 1997 and 10.63% in the first six months of 1997. This compared to 9.60% and 9.52%, respectively, in the comparable periods in 1996. The increases were primarily attributable to higher interest rates charged to the Company under new and amended agreements with its lenders, as more fully disclosed in the TFC Enterprises, Inc. 1996 Annual Report on Form 10-K.

The following table summarizes net interest revenue and the net interest margin for the three months and six months ended June 30, 1997 and 1996:

                                                                     Three months ended                     Six months ended
                                                                          June 30,                               June 30,

(dollars in thousands)                                             1997                1996              1997              1996
                                                                   ----                ----              ----              ----
Average interest-earning assets (a)                            $ 149,857            $189,828         $ 153,814           $203,119
Average interest-bearing liabilities                             110,350             141,410           114,011            152,258
                                                                 -------             -------           -------            -------
Net interest-earning assets                                    $  39,507            $ 48,418         $  39,803           $ 50,861
                                                                  ======             =======            ======             ======

Interest revenue                                               $   8,140            $ 10,233         $  16,415           $ 22,248
Interest expense                                                   3,032               3,393             6,059              7,251
                                                                   -----              ------             -----            -------
Net interest revenue                                           $   5,108            $  6,840         $  10,356           $ 14,997
                                                                   =====               =====           =======            =======

Yield on interest-earning assets                                   21.73%              21.56%            21.34%             21.91%
Cost of interest-bearing liabilities                               10.99                9.60             10.63               9.52
                                                                   -----               -----             -----              -----
Net interest spread                                                10.74%              11.96%            10.71%             12.39%
                                                                   =====               =====             =====              =====

Net interest margin (b)                                            13.63%              14.41%            13.47%             14.77%
                                                                   =====               =====             =====              =====

(a) Average gross contract receivables net of unearned interest revenue and unearned discount.

(b) Net interest margin is net interest revenue divided by average interest earning assets.



Operating expense. Operating expense was $4.9 million in the second quarter of 1997, compared with $6.2 million in the second quarter of 1996, a decrease of 21%. For the first six months of 1997, operating expense totaled $9.8 million, a decrease of 21% compared to $12.4 million in the first half of 1996. The decreases reflect the impact of the Company's previously-announced restructuring plans implemented during 1996 to consolidate service center locations from three locations into two and to downsize the management staff, as discussed more fully in the TFC Enterprises, Inc. 1996 Annual Report on Form 10-K.

                              TFC ENTERPRISES, INC.


Provision for income taxes. No income tax expense was provided for the first six months of 1997 because of a tax credit resulting from the reversal of a portion of a deferred tax valuation allowance recorded at year-end 1996.

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


                               Financial Condition

Assets. Total assets decreased by $9.9 million, or 6%, to $148.7 million at June 30, 1997, from $158.6 million at December 31, 1996. The decrease was primarily attributable to a reduction in net contract receivables caused by liquidations exceeding new contract purchases and originations.

The following table summarizes net contract receivables at June 30, 1997, and December 31, 1996.



Net contract receivables                   June 30,                 Dec. 31,
(in thousands)                               1997                     1996
                                          ----------               ----------
Auto finance:
  Point-of-sale                            $ 73,623                $ 80,725
  Portfolio                                  38,224                  36,711
Consumer finance                              9,944                   8,816
                                              -----                   -----
    Total                                 $ 121,791                $126,252
                                            =======                 =======


Liabilities. Total liabilities were $117.4 million at June 30, 1997, a decrease of $11.3 million, or 9%, from December 31, 1996. The decrease in liabilities from year-end 1996 primarily reflected decreased borrowings under the Company's credit facilities, which, in turn, resulted from a contraction in net contract receivables.


                           Credit Quality and Reserves

Net charge-offs. Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $7.3 million in the second quarter of 1997, representing an annualized rate of 19.98% of average contract receivables net of unearned interest revenue. This compares to $11.7 million, or 25.81%, in the second quarter of 1996. For the first six months of 1997, net charge-offs were $15.4 million, or 20.53%, of average contract receivables net of unearned interest revenue. This compares to $23.4 million, or 24.11%, of average net contract receivables net of unearned interest revenue in the first six months of 1996.







                              TFC ENTERPRISES, INC.


Net charge-offs (continued).

Net charge-offs for the three months and six months ended June 30, 1997 and 1996, were as follows:



 Net charge-offs             Three months ended                     Six months ended
                                  June 30,                               June 30,

(in thousands)            1997                1996              1997               1996
                          ----                ----              ----               ----
Auto finance:
  Point-of-sale           $5,200            $10,208           $12,104             $20,259
  Portfolio                2,031              1,467             3,143               3,124
Consumer finance             106                 35             186                    50
                          ------           --------         ---------            --------
    Total                 $7,337            $11,709           $15,433             $23,433
                          ======            =======           =======             =======



Delinquencies. Gross contract receivables that were 60 days or more delinquent at June 30, 1997, and December 31, 1996, were as follows:


Delinquency                                                        June 30,                Dec. 31,
(dollars in thousands)                                                1997                    1996
                                                                 ---------              ----------
Gross contract receivables 60 days and over delinquent             $13,987                $ 18,495
Gross contract receivables                                         171,966                 187,033
Percent                                                               8.13%                   9.89%



Provision for credit losses. Improved credit quality and servicing of the Company's auto finance contracts eliminated the need for a loss provision on the auto finance receivables in the first six months of 1997 compared to a provision of $1.47 million in the second quarter of 1996 and $2.42 million for the first six months of 1996. The provision for credit losses on the Company's consumer finance loan business increased to $0.16 million in the second quarter of 1997 compared to $0.03 million in the second quarter of 1996, and increased to $0.25 million for the first six months of 1997 compared to $0.08 million for the first six months of 1996. The Company's primary business involves purchasing motor vehicle installment sales contracts at a discount to the remaining principal balance. An amount ranging from 80 percent to 100 percent of the discount, based on experience, is held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. For the Company's consumer finance contracts, which are not purchased at a discount, the reserve for credit losses must be established by a charge to income in an amount considered to be adequate to absorb future credit losses.

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

                              TFC ENTERPRISES, INC.


                         Liquidity and Capital Resources

Liquidity management. As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents increased by $0.8 million in the first six months of 1997, to $3.5 million at June 30, 1997. The increase reflected $4.1 million of net cash provided by investing activities and $6.4 million of net cash provided by operating activities, partially offset by $9.6 million of net cash used in financing activities. Net cash provided by investing activities principally reflected $4.2 million in net repayments on contract receivables. Net cash used in financing activities primarily reflected $11.8 million of net payments on the Company's revolving line of credit, term notes and Automobile Receivables-Backed notes. In the first half of 1997 and 1996, the combination of cash on hand and net cash provided by operating and financing activities was sufficient to fund business volume.


                             New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of FAS No. 128 on primary and fully diluted earnings per share for the second quarter and first six months of 1997 and 1996 is not expected to be material.

                           PART II. OTHER INFORMATION


ITEM 4.           Submission of Matters to a Vote of Security Holders


The 1997 Annual Meeting of Stockholders of TFC Enterprises, Inc. was held on May 13, 1997, to consider one matter of business. The matter brought before the shareholders and the voting results are as follows:


Election of Directors

                                                                                                           Broker
                                             For                Against               Abstain            Non-votes*
   Douglas E. Bywater                     9,607,016                --                  85,445                --
   Linwood R. Watson                      9,276,536                --                 415,925                --

     The following directors' terms of office as a director continued after the meeting: Walter S. Boone, Andrew M. Ockershausen, Robert S. Raley, Jr., and Philip R. Smiley.


* " Broker non-votes" occur where a broker holding stock in street name does not vote those shares.




ITEM 6.           Exhibits and Reports of Form 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TFC ENTERPRISES, INC.
                              (Registrant)



Date: August 8, 1997                     By:/s/ Robert S. Raley, Jr.
                                         ------------------------
                                         Robert S. Raley, Jr.
                                         Chairman, President and
                                         Chief Executive Officer and
                                         Director




Date: August 8, 1997                     By:/s/ David W. Karsten
                                         --------------------
                                         David W. Karsten
                                         Vice President, Treasurer
                                         and Chief Financial Officer
                                         (Principal Financial Officer
                                         of the Registrant)

                                Index to Exhibits



Exhibit No.                                              Description

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.