Form 10-Q
period 1997-09-30
TFC ENTERPRISES INC
filed 1997-11-07
CIK 913958

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

                For the Quarterly Period Ended September 30, 1997

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

                                   Yes [X] No

As of November 5, 1997, there were 11,290,308 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                    REPORT ON FORM 10-Q FOR THE THREE MONTHS
                    AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                        Page No.
------------------------------                                        --------

Financial Highlights                                                     3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                            4
  Consolidated Statements of Operations                                  5
  Consolidated Statements of Changes in Shareholders' Equity             7
  Consolidated Statements of Cash Flows                                  8

Notes to Consolidated Financial Statements                               9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                    12

Part II - Other Information

Exhibits and Reports on Form 8-K (Item 6)                               17

Signatures                                                              18



                             TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                  (Unaudited)

                                                                 Three months                          Nine months
(dollar amounts in thousands,                                  ended September 30,                  ended September 30,
 except per share amounts)                                          1997                1996               1997              1996
----------------------------------------------------- ------------------ ------------------- ------------------ -----------------
Net income (loss)                                               $    (70)             $ (916)           $   825            $ (540)
Net income (loss) per common share                                  (.01)               (.08)               .07              (.05)
Average common and common equivalent
shares outstanding (in thousands)                                 11,677              11,290             11,590            11,288
Performance ratios (annualized, as appropriate):

Return on average common equity                                       NM                  NM              3.59%                NM
Return on average assets                                              NM                  NM                .73                NM
Yield on interest-earning assets                                   21.11%              21.49%             21.27             21.71%
Cost of interest-bearing liabilities                               11.25                9.68              10.82              9.54
Net interest margin                                                13.01               14.24              13.32             14.56
Operating expense as a percentage of average
interest-earning assets                                            13.21               14.15              12.90             12.79
Total net charge-offs to average gross contract
receivables net of unearned interest                               16.19               19.11              19.10             22.52
60+ days delinquencies to period-end gross
contract receivables                                                8.66                7.94               8.66              7.94
Total allowance and nonrefundable reserve to
period-end gross contract receivables net of
unearned interest                                                  15.17               15.71              15.17             15.71
Equity to assets, period end                                       21.94               21.14              21.94             21.14
----------------------------------------------------- ------------------ ------------------- ------------------ -----------------
Average balances:
Interest-earning assets (a)                                     $147,261            $176,097           $151,609          $194,699
Total assets                                                     145,002             177,027            149,739           189,920
Interest-bearing liabilities                                     106,001             131,723            111,361           145,841
Equity                                                            31,277              36,909             30,612            37,041
----------------------------------------------------- ------------------ ------------------- ------------------ -----------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
NM - Not meaningful
(a) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                   Sept. 30,              Dec. 31,
(dollars in thousands)                                                                 1997                  1996
                                                                                -----------              --------
Assets
Cash and cash equivalents                                                         $   1,763             $   2,688
Restricted cash                                                                          --                 5,532
Net contract receivables                                                            121,848               126,252
Recoverable income taxes                                                              1,238                 5,831
Property and equipment, net                                                           2,389                 2,823
Intangible assets, net                                                               12,342                13,161
Deferred income taxes                                                                   188                   188
Other assets                                                                          2,442                 2,108
                                                                                   --------              --------
   Total assets                                                                    $142,210              $158,583
                                                                                   ========               =======

Liabilities and shareholders' equity
Liabilities:
Revolving line of credit                                                           $ 91,926              $ 72,562
Term notes                                                                               --                19,464
Automobile receivables-backed notes                                                      --                15,843
Subordinated notes                                                                   12,485                12,509
Accounts payable and accrued expenses                                                 2,510                 3,960
Income taxes                                                                          2,075                 2,075
Refundable dealer reserve                                                             1,304                 2,208
Other liabilities                                                                       712                   100
                                                                                 ----------            ----------
  Total liabilities                                                                 111,012               128,721

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                                                           --                    --
Common stock, $.01 par value, 40,000,000 shares authorized;
  11,290,308 shares outstanding                                                          49                    49
Additional paid-in capital                                                           55,844                55,333
Retained deficit                                                                    (24,695)              (25,520)
                                                                                    -------               -------
    Total shareholders' equity                                                       31,198                29,862
                                                                                     ------                ------
      Total liabilities and shareholders' equity                                   $142.210              $158.583
                                                                                    =======               =======


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                               Nine months ended
                                                                                         Sept. 30,              Sept. 30,
(in thousands, except per share amounts)                                                      1997                   1996
---------------------------------------------------------------------------- ---------------------  ---------------------
Interest and other finance revenue                                                        $ 24,185               $ 31,707
Interest expense                                                                             9,040                 10,440
---------------------------------------------------------------------------- ---------------------  ---------------------
    Net interest revenue                                                                    15,145                 21,267
Provision for credit losses                                                                    466                  2,630
---------------------------------------------------------------------------- ---------------------  ---------------------
    Net interest revenue after provision for credit losses                                  14,679                 18,637

Other revenue:
Commission on ancillary products                                                               587                  1,280
Other                                                                                          226                    103
-------------------------------------------------------------------------------------------------------------------------
    Total other revenue                                                                        813                  1,383
---------------------------------------------------------------------------- ---------------------  ---------------------
Operating expense:
Salaries                                                                                     7,233                  9,634
Employee benefits                                                                            1,086                  1,465
Occupancy                                                                                      668                    752
Equipment                                                                                      930                    945
Amortization of intangibles                                                                    819                    819
Severance benefits                                                                              --                  1,804
Other                                                                                        3,931                  5,098
---------------------------------------------------------------------------- ---------------------  ---------------------
    Total operating expense                                                                 14,667                 20,517
---------------------------------------------------------------------------- ---------------------  ---------------------
Income (loss) before income taxes                                                              825                   (497)
Provision for (benefit from) income taxes                                                       --                     43
---------------------------------------------------------------------------- ---------------------  ---------------------
    Net income (loss)                                                                     $    825             $     (540)
---------------------------------------------------------------------------- ---------------------  ---------------------

Primary net income (loss) per common share                                                $    .07             $     (.05)
Fully diluted net income (loss) per common share                                               .07                   (.05)
---------------------------------------------------------------------------- ---------------------  ---------------------

See accompanying Notes to Consolidated Financial Statements.



                                                  Three months ended

                       Sept. 30,                     June 30,                      March 31,                      Sept. 30,
                            1997                         1997                           1997                           1996
------------------------------ ------------------------------ ------------------------------ ------------------------------
                       $ 7,770                        $ 8,140                        $ 8,275                        $ 9,459
                         2,981                          3,032                          3,027                          3,189
------------------------------ ------------------------------ ------------------------------ ------------------------------
                         4,789                          5,108                          5,248                          6,270
                           214                            160                             92                            130
------------------------------ ------------------------------ ------------------------------ ------------------------------
                         4,575                          4,948                          5,156                          6,140


                           176                            158                            253                            345
                            42                            160                             23                             30
---------------------------------------------------------------------------------------------------------------------------
                           218                            318                            276                            375
------------------------------ ------------------------------ ------------------------------ ------------------------------


                         2,397                          2,393                          2,443                          3,318
                                                                                                                        457
                           390                            373                            323
                           216                            214                            236                            271
                           300                            335                            294                            326
                           273                            273                            273                            273
                            --                             --                             --                          1,804
                         1,287                          1,262                          1,384                          1,620
------------------------------ ------------------------------ ------------------------------ ------------------------------
                         4,863                          4,850                          4,953                          8,069
------------------------------ ------------------------------ ------------------------------ ------------------------------
                           (70)                           416                            479                         (1,554)
                            --                           (283)                           283                           (638)
------------------------------ ------------------------------ ------------------------------ ------------------------------
                       $   (70)                         $ 699                         $  196                         $ (916)
------------------------------ ------------------------------ ------------------------------ ------------------------------

                       $  (.01)                         $ .06                         $  .02                         $ (.08)
                          (.01)                           .06                            .02                           (.08)
------------------------------ ------------------------------ ------------------------------ ------------------------------

                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                     Nine months ended
                                                                                                         Sept. 30,
(in thousands)                                                                                1997                1996
                                                                                              ----                ----
Common stock
Balance at end of period                                                               $        49         $        49

Additional paid-in capital
Balance at beginning of period                                                              55,333              54,279
  Stock options exercised                                                                       --                  11
  Deferred compensation termination, net of taxes                                               --                 620
  Issuance of warrants                                                                         511                  --
                                                                                           -------            --------
Balance at end of period                                                               $    55,844          $   54,910
                                                                                            ======              ======

Retained deficit
Balance at beginning of period                                                         $   (25,520)         $  (17,924)
  Net income (loss)                                                                            825                (540)
                                                                                              ----               -----
Balance at end of period                                                               $   (24,695)          $ (18,464)
                                                                                           =======             ========


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Nine months ended
                                                                                                         Sept 30,
(In thousands)                                                                                1997                1996
                                                                                              ----                ----
Operating activities
Net income (loss)                                                                            $ 825              $ (540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization of intangible assets                                                            819                 819
  Depreciation and other amortization                                                          647               1,306
  Provision for deferred income taxes                                                           --               4,895
  Provision for credit losses                                                                  466               2,630
  Gain on disposal of assets                                                                     2                  --
  Changes in operating assets and liabilities:
   Decrease in recoverable income taxes                                                      4,593                 778
   Decrease (increase) in other assets                                                        (299)              1,436
   (Decrease) increase in accounts payable and accrued expenses                             (1,450)                379
   Decrease in refundable dealer reserve                                                      (904)             (1,432)
   Increase (decrease) in other liabilities                                                    560                (196)
                                                                                      ------------        ------------
    Net cash provided by operating activities                                                5,259              10,075

Investing activities
Net cost of acquiring contract receivables                                                 (72,722)            (63,654)
Repayment on contract receivables                                                           76,661              92,993
Purchase of property and equipment                                                            (246)             (1,602)
Proceeds on disposal of assets                                                                  24                  --
                                                                                                --                  --
  Net cash provided by investing activities                                                  3,717              27,737

Financing activities
Net borrowings on revolving lines of credit                                                 19,875               9,282
Payments on term notes                                                                     (19,864)            (25,000)
Payments on automobile receivables-backed notes                                            (15,843)            (25,683)
Borrowings on term note                                                                        400                  --
Decrease in restricted cash                                                                  5,532               3,745
Proceeds from stock options exercised                                                           --                  11
                                                                                                --                  --
  Net cash used in financing activities                                                     (9,900)            (37,645)
                                                                                          --------            --------
Decrease in cash and cash equivalents                                                         (925)                167
Cash and cash equivalents at beginning of period                                             2,688               2,110
                                                                                            ------              ------
Cash and cash equivalents at end of period                                               $   1,763           $   2,277
                                                                                             =====               =====


Supplemental disclosures:
Interest paid                                                                               $8,317              $9,664
Income taxes paid                                                                               --                  --
Noncash transactions:
Issuance of stock warrants                                                                $    511            $     --

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

Organization and business
Organization and business. TFC Enterprises, Inc. ("TFCE") is a holding company that owns two primary subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point of sale" purchase) and on a portfolio basis ("portfolio" purchase). Based in Norfolk, Virginia, TFC also has offices in Dallas, Texas; Jacksonville, Florida; and San Diego, California. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates branch offices in Virginia and North Carolina.

Basis of presentation. The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.



2. Contract receivables

The following is a summary of contract receivables as of September 30, 1997 and December 31, 1996:

                                           Sept. 30,              Dec. 31,
(in thousands)                                  1997                  1996
                                           ---------              --------
Contract receivables
 Auto finance                               $159,978              $177,388
 Consumer finance                             11,311                 9,645
                                            --------              --------
    Gross contract receivables               171,289               187,033
Less:
Unearned interest revenue                     25,036                27,200
Unearned discount                                898                   504
Unearned commissions                             540                 1,132
Unearned service fees                            502                   324
Payments in process                                9                 2,560
Escrow for pending acquisitions                  271                   486
Allowance for credit losses                    1,723                11,730
Nonrefundable reserve                         20,462                16,845
                                             -------               -------
  Net contract receivables                  $121,848              $126,252
                                             =======               =======

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


2. Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three and nine months ended September 30, 1997 and 1996 were as follows:


                                               Three months ended                    Nine months ended
                                                  September 30,                        September 30,

(in thousands)                                1997               1996               1997               1996
                                              ----               ----               ----               ----
Allowance for credit losses
Balance at beginning of period              $3,407            $17,262            $11,730            $23,046
Provision for credit losses                    214                130                466              2,630
Charge-offs                                 (3,023)            (6,239)           (14,070)           (18,703)
Recoveries                                   1,125              1,351              3,597              5,531
                                           -------          ---------            -------          ---------
Balance at end of period                   $ 1,723            $12,504            $ 1,723            $12,504
                                            ======             ======             ======             ======

Nonrefundable reserve
Balance at beginning of period             $19,614            $12,027            $16,845            $20,436
Allocation for credit losses                 4,879              5,076             14,504             11,816
Charge-offs                                 (4,031)            (3,213)           (10,887)           (18,362)
                                           ------             ------            -------            -------
Balance at end of period                   $20,462            $13,890            $20,462            $13,890
                                            ======             ======             ======             ======

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


3. Computation of primary and fully diluted net income (loss) per common share

Primary and fully diluted net income (loss) per common share for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                                                     Three months ended             Nine months ended
                                                                        September 30,                  September 30,

(in thousands, except per share amounts)                           1997            1996            1997            1996
                                                                   ----            ----            ----            ----
Primary net income (loss) per common share:
Net income (loss)                                               $   (70)         $ (916)         $   825          $ (540)
Stock and stock equivalents (average shares):
  Common shares outstanding                                      11,290          11,290           11,290          11,288
  Stock options (a)                                                 387              --              300              --
                                                                --------         -------         -------         -------
Total stock and stock equivalents                                11,677          11,290           11,590          11,288
                                                                 -------         -------          ------          ------
    Primary net income (loss) per common share (b)              $ ( .01)         $ (.08)         $   .07          $ (.05)
                                                                ========         =======          ======          =======

Fully diluted net income (loss) per common share:
Net income (loss)                                               $    (70)        $ (916)         $   825         $  (540)
Stock and stock equivalents (average shares):
  Common shares outstanding                                       11,290         11,290           11,290          11,288
  Stock options (a)                                                  387             --              300             --
                                                               ---------         -------          ------         --------
Total stock and stock equivalents                                 11,677         11,290           11,590          11,288
                                                                --------         -------          ------         --------
    Fully diluted net income (loss) per common share (b)        $   (.01)        $ (.08)         $   .07         $  (.05)
                                                                 =======         =======          ======         ========


(a) Shares were assumed to be repurchased at the average closing common stock price of $1.46 and $1.51 in the third quarter and first nine months of 1997, respectively.

(b)  Calculation based on unrounded numbers.

                              TFC ENTERPRISES, INC.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those factors set forth elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. For example, during the remainder of 1997 and beyond, the Company's operations could be materially adversely affected if interest rates were to rise, if credit experience deteriorated, or the Company were to face increased competition.

                              Results of Operations

The net loss for the third quarter of 1997 decreased to $0.1 million, or $.01 per common share, compared to a net loss of $0.9 million, or $.08 per common share, in the third quarter of 1996. Net income for the first nine months of 1997 was $0.8 million, or $.07 per common share, compared to a net loss of $0.5 million, or $.05 per common share, for the first nine months of 1996. The primary causes of the improved 1997 results were a reduction in operating expenses compared to 1996 and the improved performance of the Company's contract portfolio, with a significant reduction in the rate of contract charge-offs compared to 1996.

Volume. Gross contracts purchased or originated totaled $40.3 million in the third quarter of 1997, or 5% below the $42.6 million purchased in the third quarter of 1996. For the first nine months of 1997, gross contracts purchased or originated totaled $117.3 million, or 20% above the $98.0 million purchased during the first nine months of 1996. The increase in gross contract purchases in the first nine months of 1997, relative to the comparable period in 1996, was primarily attributable to increases in both the portfolio and point-of-sale purchases of auto finance contracts. While point-of-sale purchases continued to increase during the third quarter of 1997, the Company experienced a slight decrease in portfolio purchases compared to the first two quarters of 1997. The significant decrease in portfolio purchases for the third quarter of 1997 compared to the third quarter of 1996 results primarily from the unusually high level of purchases in the third quarter of 1996 compared to other quarters of 1996 and 1997.

Gross contracts purchased or originated were as follows for the three and nine months ended September 30, 1997 and 1996:



Gross contract volume                                    Three months ended                   Nine months ended
                                                            September 30                        September 30,
(dollars in thousands)                                  1997                1996               1997         1996
                                                        ----                ----               ----         ----

  Auto finance:
    Point of sale                                    $21,109             $15,536            $56,232             $43,972
    Portfolio                                         15,907              23,472             51,724              45,755
 Consumer finance                                      3,272               3,614              9,362               8,243
                                                      ------              ------             ------              ------
   Total                                             $40,288             $42,622           $117,318             $97,970
                                                     -----==             -----==           ------==             -----==

Number of contracts purchased or originated:
  Auto finance:
    Point of sale                                      1,823               1,563              4,970               4,795
    Portfolio                                          2,976               4,458             10,059               8,657
 Consumer finance                                      1,804               1,775              4,977               4,144
                                                       -----               -----             ------               -----
    Total                                              6,603               7,796             20,006              17,596
                                                      ======               =====             ======              ======

                              TFC ENTERPRISES, INC.


                        Results of Operations (continued)

Net interest revenue. Net interest revenue for the third quarter of 1997 totaled $4.8 million, a decrease of 24% compared with $6.3 million in the third quarter of 1996. For the first nine months of 1997, net interest revenue was $15.1 million, down 38% from $21.3 million in the first nine months of 1996. The decreases were attributable to a reduction in interest-earning assets and a decrease in the net interest margin.

Interest-earning assets have decreased in 1997 compared to 1996 as a result of the previously reported decrease in contract purchase volume in 1996 compared to 1995 and the high level of contract charge-offs in 1996.

The net interest margin was 13.01% in the third quarter of 1997, compared to 14.24% in the third quarter of 1996. For the first nine months of 1997, the net interest margin was 13.32%, compared to 14.56% in the first nine months of 1996. The decreases were primarily attributable to an increase in the cost of the Company's credit facilities in 1997 compared to 1996. The cost of interest-bearing liabilities was 11.25% in the third quarter of 1997 and 10.82% in the first nine months of 1997 compared to 9.68% and 9.54%, respectively, in the comparable periods in 1996. The increases were primarily attributable to higher interest rates charged to the Company under new and amended agreements with its lenders, as described in the TFC Enterprises, Inc. 1996 Annual Report on Form 10-K.

The following table summarizes net interest revenue and the net interest margin for the three and nine months ended September 30, 1997 and 1996:



                                                     Three months ended                   Nine months ended
                                                       September 30,                        September 30,
(dollars in thousands)                          1997               1996                1997               1996
                                                ----               ----                ----               ----
Average interest-earning assets (a)         $147,261           $176,097            $151,609           $194,699
Average interest-bearing liabilities         106,001            131,723             111,361            145,841
                                             -------            -------             -------            -------
Net interest-earning assets                 $ 41,260           $ 44,374            $ 40,248           $ 48,858
                                             =======            =======             =======            =======

Interest and other finance revenue           $ 7,770            $ 9,459            $ 24,185           $ 31,707
Interest expense                               2,981              3,189               9,040             10,440
                                              ------             ------              ------            -------
Net interest revenue                         $ 4,789            $ 6,270            $ 15,145           $ 21,267
                                              ======             ======             =======            =======

Yield on interest earning assets               21.11%             21.49%              21.27%             21.71%
Cost of interest bearing liabilities           11.25%              9.68%              10.82%              9.54%
                                              ------              -----               -----              -----
Net interest spread                             9.86%             11.81%              10.45%             12.17%
                                               =====              =====               =====              =====

Net interest margin (b)                        13.01%             14.24%              13.32%             14.56%
                                               =====              =====               =====              =====

(a) Average gross contract receivables net of unearned interest revenue and unearned discount.
(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

                              TFC ENTERPRISES, INC.


                        Results of Operations (continued)

Operating expense. Operating expense for the third quarter and first nine months of 1997 was $4.9 million and $14.7 million, respectively, compared with $8.1 million and $20.5 million, respectively, in the third quarter and first nine months of 1996. The decreases reflect the impact of the Company's previously-announced restructuring plans implemented during 1996 to consolidate service center operations from three locations into two and to downsize the management staff, as discussed more fully in the TFC Enterprises, Inc. 1996 Annual Report on Form 10-K.

Provision for income taxes. No income tax expense was provided for the first nine months of 1997 because of a tax credit resulting from the reversal of a portion of a deferred tax valuation allowance recorded at year-end 1996.

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


                               Financial Condition

Assets. Total assets decreased by $16.4 million, or 10%, to $142.2 million at September 30, 1997, from $158.6 million at December 31, 1996. The decrease was primarily attributable to a reduction in net contract receivables caused by liquidations exceeding new contract purchases and originations.

The following table summarizes net contract receivables at September 30, 1997 and December 31, 1996:



Net contract receivables                   Sept. 30,               Dec.  31,
(in thousands)                               1997                    1996
Auto finance:
  Point-of-sale                             $ 72,816              $ 80,725
  Portfolio                                   38,725                36,711

Consumer finance                              10,307                 8,816
                                             --------             --------

    Total                                   $121,848              $126,252
                                             =======               =======

                              TFC ENTERPRISES, INC.



                         Financial Condition (continued)

Liabilities. Total liabilities were $111.0 million at September 30, 1997, a decrease of $17.7 million, or 14%, from December 31, 1996. The decrease in liabilities from year-end 1996 primarily reflected decreased borrowings under the Company's credit facilities, which, in turn, resulted from a contraction in net contract receivables.


                           Credit Quality and Reserves

Net charge-offs. Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $5.9 million in the third quarter of 1997, representing an annualized rate of 16.19% of average contract receivables net of unearned interest revenue. This compares to $8.0 million, or 19.11%, in the third quarter of 1996. For the first nine months of 1997, net charge-offs were $21.4 million, or 19.10%, of average contract receivables net of unearned interest revenue. This compares to $31.4 million, or 22.52%, of average contract receivables net of unearned interest revenue in the first nine months of 1996.

Net charge-offs for the three and nine months ended September 30, 1997 and 1996 were as follows:

 Net charge-offs

                                          Three months ended                    Nine  months ended
                                             September 30,                         September 30,


(in thousands)                           1997                1996               1997               1996
                                         ----                ----               ----               ----
Auto finance:
  Point-of-sale                         $3,491             $6,598             $15,594            $26,857
  Portfolio                              2,310              1,322               5,452              4,446
Consumer finance                           128                51                  314                101
                                        ------          ---------             -------           --------
    Total                               $5,929             $7,971             $21,360            $31,404
                                        ======             ======             =======            =======




Delinquencies. Gross contract receivables that were 60 days or more delinquent at September 30, 1997, and December 31, 1996, were as follows:


Delinquency                                                     Sept. 30,                  Dec. 31,
(dollars in thousands)                                            1997                       1996
                                                               ---------                  ----------
Gross contract receivables 60+ days delinquent                 $ 14,836                   $ 18,495
Gross contract receivables                                      171,289                    187,033
Percent                                                            8.66%                      9.89%

                              TFC ENTERPRISES, INC.



Provision for credit losses. Improved credit quality and servicing of the Company's auto finance contracts eliminated the need for a loss provision on the auto finance receivables in the first nine months of 1997 compared to a provision of $2.42 million for the first nine months of 1996. The provision for credit losses on the Company's consumer finance loan business increased to $0.21 million in the third quarter of 1997 compared to $0.13 million in the third quarter of 1996, and increased to $0.47 million for the first nine months of 1997 compared to $0.21 million for the first nine months of 1996, due to growth in the loan portfolio.

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




                         Liquidity and Capital Resources

Liquidity management. As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $0.9 million in the first nine months of 1997, to $1.8 million at September 30, 1997. The decrease reflected $3.7 million of net cash provided by investing activities and $5.3 million of net cash provided by operating activities, partially offset by $9.9 million of net cash used in financing activities. Net cash provided by investing activities principally reflected $3.9 million in net repayments on contract receivables. Net cash used in financing activities primarily reflected $15.4 million of net payments on the Company's revolving line of credit, term notes and Automobile Receivables-Backed notes. In the first nine months of 1997 and 1996, the combination of cash on hand and net cash provided by operating and financing activities was sufficient to fund business volume.


                             New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of FAS No. 128 on primary and fully diluted earnings per share for the third quarter and first nine months of 1997 and 1996 is not expected to be material.

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


                                    TFC ENTERPRISES, INC.
                                    (Registrant)



Date: November 6, 1997                              By:/s/ Robert S. Raley, Jr.
                                                       ------------------------
                                                    Robert S. Raley, Jr.
                                                    Chairman, President and
                                                    Chief Executive Officer and
                                                    Director




Date: November 6, 1997                            By:/s/ David W. Karsten
                                                     --------------------------
                                                    David W. Karsten
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer
                                                   (Principal Financial Officer
                                                    of the Registrant)

                                Index to Exhibits



Exhibit No.                                              Description

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.