Form 10-K
period 1997-12-31
TFC ENTERPRISES INC
filed 1998-03-31
CIK 913958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO.: 1-11121

                             TFC ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                             54-1306895

(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)



                              5425 Robin Hood Road
                                   Suite 101B
                            Norfolk, Virginia 23513
               (Address of principal executive office) (Zip code)

      Registrant's telephone number, including area code: - (757) 858-4054

               Securities registered pursuant to Section 12(b) of the Act:

                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $ .01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998: Common Stock - $13,671,827

         The number of shares outstanding of the registrant's common stock as of March 20, 1998: 13,671,827.

                             TFC ENTERPRISES, INC.
                                 1997 FORM 10-K
                               TABLE OF CONTENTS

PART I........................................................................1

   Item 1.  Business
   Item 2.  Properties.......................................................13
   Item 3.  Legal Proceedings................................................13
   Item 4.  Submission of Matters to a Vote of Security Holders..............13

PART II......................................................................14

   Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters.........................................................14
   Item 6.   Selected Financial Data.........................................14
   Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................14
   Item 8.   Financial Statements and Supplementary Data.....................14
   Item 9.   Changes in and Disagreements with Accountants...................14

PART III.....................................................................15

   Item 10.  Directors and Executive Officers of the Registrant; Section
             16(a) Beneficial Ownership Reporting Compliance.................15
   Item 11.  Executive Compensation..........................................15
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management......................................................15
   Item 13.  Certain Relationship and Related Transactions...................15

PART IV......................................................................16

   Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................................16

                      Documents Incorporated by Reference

         Portions of the registrant's Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II of this Form 10-K and portions of the definitive Proxy Statement (the "1998 Proxy Statement") to be used in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

                                     PART I

         This Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Item 1.  Business

The Company

         TFC Enterprises, Inc. (the "Company" or "TFCE") conducts its consumer finance operations through two wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). Through TFC, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles"). Installment sales contracts are acquired on either an individual basis after the Company has reviewed and approved the vehicle purchaser's credit application (a "point-of-sale purchase"), or on a group basis through the purchase of a dealer's portfolio of existing installment sales contracts (a "portfolio purchase"). The Company focuses its point-of-sale business on installment sales contracts originated by dealers with consumers who are United States military enlisted personnel, primarily in the E-1 through E-5 grades. Portfolio purchases are primarily from dealers who finance their own contracts with civilian customers and sell them after origination in bulk. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied.

         The Company has been engaged in consumer finance activities since its founding in 1977. The Company's point-of-sale purchases provide TFC with the ability to direct the credit underwriting process at the initiation of the installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain, thereby increasing the number of vehicles sold and improving dealer profitability. Consumers also benefit because the financing provided by the Company enables them to purchase a vehicle they otherwise would not be able to buy. As of December 31, 1997, $75.2 million, or 59% of the Company's net contract receivables represented point-of-sale purchases, compared to $80.7 million, or 64% at December 31, 1996, and $134.3 million, or 78% at December 31, 1995.

                  TFC's portfolio purchase business emphasizes acquisitions of portfolios of seasoned installment sales contracts. These contracts normally have a payment history of at least three months. While the typical portfolio purchase involves fewer than 100 individual contracts, TFC has, at times, purchased portfolios totaling more than 1,000 contracts. Portfolio purchases provide TFC with demographic diversification, as the majority of customers are not military enlisted personnel. They also provide a payment history on which to evaluate and price the credit risk of the contracts and a relatively efficient mechanism for establishing dealer relationships in new areas. TFC's portfolio purchases benefit dealers by providing an immediate source of liquidity. As of December 31, 1997, $41.6 million, or 32% of the Company's portfolio of net contract receivables was attributable to portfolio purchases, compared to $36.7 million, or 29% at December 31, 1996, and $32.3 million, or 19% at December 31, 1995.

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

         TFC operates two service centers: the Point-of-Sale Service Center in Norfolk, Virginia, and the Portfolio Purchase Service Center in Jacksonville, Florida. During 1996, TFC closed a third service center in Dallas, Texas. In addition, TFC operates point-of-sale Loan Production Offices ("LPOs") in Jacksonville, Florida; Killeen, Texas; San Diego, California; Norfolk, Virginia; and a portfolio purchase Loan Production Office in Norfolk, Virginia. The Company expects to open a point-of-sale LPO in Tacoma, Washington in May 1998.

         Historically, regional service centers were responsible for purchasing and servicing contract receivables originated by dealers in their regions. However, during 1996, TFC transferred the underwriting functions to the point-of-sale and portfolio purchase LPOs to improve TFC's control over the underwriting process. Additionally, during 1996 TFC moved the responsibility for servicing point-of-sale accounts to the Norfolk service center and all servicing of its portfolio purchase accounts to the Jacksonville service center to improve TFC's collection results.

         Through FCF, the Company is involved in the direct origination and servicing of small consumer loans. FCF began operations in the first quarter of 1995 with the opening of two branches in Richmond, Virginia. Four additional branches were opened in Virginia in 1995 and four branches were opened in North Carolina during 1996. In 1997, one additional branch was opened in Virginia and four branches were opened in North Carolina. The Company is evaluating additional branch openings in 1998. Net contract receivables relating to FCF at December 31, 1997, were $11.7 million, or 9% of the Company's net contract receivables, compared to $8.8 million, or 7% at December 31, 1996, and $4.4 million or 3% of the net contract receivables at December 31, 1995.

Industry Overview

         The automobile financing industry is dominated in certain respects by commercial banks and captive finance companies of major automobile manufacturers. While consumer credit risk classifications are not standardized, those institutions generally focus on consumers that could be characterized as being "low-risk" or "medium-risk" from a credit perspective. TFC's target market involves consumers that are characterized as being "high-risk" from a credit perspective.

         The direct served consumer loan industry established in the early 1900's has traditionally been served by major national companies, smaller regional companies and small local independent companies. Over the last 10-15 years many of the major national companies have retreated from or reduced their involvement in this market.

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

         TFC believes that its dealer programs provide substantial benefits to dealers by providing a source of financing for a group of customers who typically find financing difficult to obtain, thereby increasing the number of vehicles sold and improving dealer profitability. Additionally, TFC provides the following services to dealers through its point-of-sale program: (1) documentation designed to conform to applicable federal and state laws; (2) timely response to credit applications; (3) timely payment for approved installment contracts; and (4) access to a range of ancillary products.

Sales and Marketing

         TFC markets primarily to independent used car dealers. Initial contacts are pursued through telemarketing and followed up by personal visits to dealer facilities by appropriate Loan Production Office marketing personnel. TFC also establishes relationships with dealers through referrals from existing dealers and independent marketing contractors. Other marketing efforts involve the distribution of marketing brochures and advertisements in trade journals and other industry publications directed to dealers. TFC also participates at several of the Independent Automobile Dealers Association meetings and conventions.

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

         During the mid 1990's, there was a significant increase in the number of competitors in the automobile non-prime finance industry markets in which TFC operates and in the access to funds. The combination of increased competition and the industry's improved access to funds resulted in a general increase in prices offered to dealers for installment sales contracts. In certain sectors of the market, prices increased to the point at which anticipated credit losses relating to the contracts were not adequately reflected in prices offered to dealers. As a result, the Company found it increasingly difficult to purchase contracts at what it considers to be reasonable prices.

         Management's focus since 1996 has been on redirecting the Company toward those sectors of the market in which management believes pricing more closely reflects the risk inherent in the business. Areas of focus will continue to include the military point-of-sale and portfolio business lines. During 1996, 1997 and continuing into 1998, a number of the Company's competitors have experienced financial problems that have restricted their ability to compete with the Company in its core markets. Management believes that because of the problems faced by its competitors, the Company may have a better opportunity, in 1998, to purchase installment contracts from dealers on terms consistent with its pricing policies than it has had over the past two years.

Point-of-Sale Purchase Program

         In its point-of-sale program, TFC establishes relationships with dealers that meet its financial, organizational and compliance criteria. TFC currently makes point-of-sale purchases from dealers in approximately 30 states.

         TFC purchases contracts relating to its point-of-sale program pursuant to a Master Dealer Agreement. Upon entering into a Master Dealer Agreement, TFC provides the dealer with necessary documentation for the origination of installment sales contracts and trains its personnel regarding the use of TFC's documentation. The Master Dealer Agreement contains representations and warranties by the dealer to TFC with respect to certain matters, including the security interest in the vehicle, and sets forth the general terms upon which installment contracts will be purchased by TFC. The agreements are nonexclusive and do not obligate a dealer to sell, or TFC to purchase, any particular contract or volume of contracts. The Master Dealer Agreement may be terminated at any time by TFC or by the dealer.

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

         Typically, installment contracts are purchased by and assigned to TFC at a price that reflects a discount from the amount financed. Most of the discount is held in a non-refundable reserve against which credit losses are first applied. The assigning dealer makes certain warranties as to the validity of the contract and compliance with certain laws and generally agrees to indemnify TFC for any claim, defense and set-off against the dealer that may be asserted against TFC by reason of the assignment. TFC, at the time of purchase, requires physical damage insurance on all automobiles covered by the installment sales contracts that it purchases through its point-of-sale program. To the extent that material terms of a contract prove to be inaccurate, TFC generally has the right to require the dealer to repurchase such contract under the terms of the Master Dealer Agreement.

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

         Generally, TFC purchases that portion of the dealer's portfolio that meets or exceeds TFC's underwriting standards. TFC's due diligence normally begins with a review of information obtained from the dealer on TFC's standard information- gathering forms. Additional information is then obtained to verify the dealer's compliance with licensing, bonding and organizational requirements. TFC then performs extensive due diligence procedures that it has developed during its years of operation to determine whether to do business with that particular dealer.

         Within 90 days after completing a portfolio purchase, TFC confirms by telephone various terms of most contracts with the purchaser of the vehicle. To the extent that material terms of any contract prove to be inaccurate, TFC generally has the right to require the dealer to repurchase such contract under the terms of the Asset Purchase Agreement

Contract Origination and Purchase

         Contracts in TFC's point-of-sale portfolio have initial durations normally ranging from 18 to 48 months, with an average original maturity of approximately forty months. Portfolio purchase contracts generally have an average remaining maturity of 18 to 24 months at the time of purchase.

         The following table sets forth for the periods indicated TFC's contact volume as well as the number and average size of its contracts.


                                             1997         1996            1995           1994            1993
                                             ----         ----            ----           ----            ----


(in thousands)
Contracts purchased or originated:
Point-of-sale                            $ 85,311       $ 58,623        $231,877       $145,193        $101,615
Portfolio                                  70,520         61,391          61,261         76,990          53,583
                                       ----------     ----------      ----------     ----------      ----------

Total                                    $155,831       $120,014        $293,138       $222,183        $155,198
                                       ==========     ==========      ==========     ==========      ==========

Number of contracts purchased or originated:
Point-of-sale                               7,411          6,154          24,095         15,610          12,228
Portfolio                                  14,157         11,853          14,084         21,324          15,598
                                        ---------     ----------      ----------     ----------      ----------

Total                                      21,568         18,007          38,179         36,952          27,826
                                        =========     ==========      ==========     ==========      ==========

Average size of contract:  (in dollars):
Point-of-sale                          $   11,511       $  9,526        $  9,623       $  9,301        $  8,310
Portfolio                              $    4,981       $  5,179        $  4,349       $  3,607        $  3,435
Weighted average                       $    7,228       $  6,665        $  7,678       $  6,013        $  5,577



         The Finance Company's contract purchase volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1997 Annual Report, which is incorporated herein by reference.

Ancillary Products

         In connection with its point-of-sale business, TFC offers, through its dealers in certain states, warranty products, as well as physical damage insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of TFC. TFC offers these products to dealers so that they, in turn, may provide vehicle purchasers a more complete line of products and services. By offering these products, TFC is able to generate supplementary revenue without incurring significant additional expenses. During 1997, 1996 and 1995, TFC generated gross revenues of approximately $0.8 million, $1.2 million and $2.1 million, respectively, from the sale of ancillary products through its dealers.

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

         Monitoring the payment history of accounts and implementing appropriate remedial action is the responsibility of the Collections Department within each service center. At year-end 1997, a total of 139 employees, or 52% of TFC's total full-time equivalent employees, worked in the Collections Departments of the two service centers.

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

         The Company's charge-off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1997 Annual Report, which is incorporated herein by reference.

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

        Until recently computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs and hardware systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of business applications which consist of the Company's computer systems, as well as the computer system purchased from third-party suppliers. It is estimated that the cost of addressing the year 2000 problem and making the Company's computer systems year 2000 compliant will not be material.

Consumer Finance Operations

Consumer Loan Program

         In its Consumer Loan Program, First Community Finance ("FCF") originates direct loans through a branch network. Loans are obtained through print media, customer referrals, renewals and other sources. Applications are primarily received directly from the consumer either by telephone or in person at one of the branches.

         Once an application has been received, a background investigation is performed on the applicant, including such things as employment and income verification, residence verification, direct references from other creditors and review of credit bureau files. This information is reviewed by a branch manager or assistant manager to determine creditworthiness. If the applicant is approved, the applicant would visit the appropriate branch to execute necessary documents and receive funding.

Loan Origination

         Most contracts have initial durations of 36 months or less.

         The following table sets forth for the periods indicated FCF's loan volume as well as the number and average size of its loans. (FCF commenced operations in 1995.)

                                           1997          1996       1995
                                           ----          ----       ----

Loans originated (in thousands)          $ 16,023       $13,174    $6,257
                                         ========       =======    ======

Number of loans originated                  7,093         6,623     3,254
                                         ========       =======    ======

Average size of loan                     $  2,259       $ 1,989    $1,923
                                         ========       =======    ======

         FCF's loan volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1997 Annual Report, which is incorporated herein by reference.

Ancillary Products

         In connection with its consumer loan business, FCF offers its customers credit life insurance, credit accident and health insurance, and property insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of the Company. These products protect the customer as well as providing supplementary revenue to FCF. During 1997 and 1996, FCF generated gross revenues of approximately $0.3 million and $0.1 million, respectively, from the sale of ancillary products. Such revenues in 1995, FCF's first year of operation, were not significant.

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

         Decisions to charge off accounts are made at the end of each month. Accounts that reach a 180 day contractually past due status are generally charged off. Once an account is charged off, collection activity will continue. The Company's charge off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1997 Annual Report, which is incorporated herein by reference.

Recoveries, Inc.

         To capitalize on its collections expertise, the Company, in 1997, formed a new subsidiary named Recoveries, Inc. which is designed to collect debts for others. The Company is currently in the process of obtaining licenses to enable it to operate in most states. Although management's plans are still being formulated, Recoveries, Inc. is currently attempting to offer its debt collection services to medical organizations and other third parties. During 1997, Recoveries, Inc. generated insignificant revenue, and operated at a loss. Management cannot offer any assurance that Recoveries will generate revenue or be profitable during 1998.

Regulation

         The Company's businesses are subject to regulation and licensing under various federal, state and local statutes and regulations. Most of the states in which the Company operates limit the interest rate, fees and other charges that may be collected. In addition, many states prescribe certain terms in the contract.

         Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in motor vehicle financing. Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Motor Vehicle Information and Cost Savings Act, the Magnuson- Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, and the Soldiers' and Sailors' Civil Relief Act.

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

Employees

         At December 31, 1997, the Company had 331 full-time equivalent employees. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

         The Company was incorporated under the laws of Delaware. The Company's principal executive and administrative offices are located at 5425 Robin Hood Road, Norfolk, Virginia 23513, and the Company's telephone number is (757) 858-4054. References to the Company include the Company's wholly owned subsidiaries.

Risk Factors

         In evaluating the Company, individuals should consider carefully all of the information set forth throughout this Report and, in particular, should evaluate the following risk factors.

Fluctuating Interest Rates and Dependence on Line of Credit

         The Company's operations require substantial borrowing to provide funding for the installment contracts purchased by TFC and originated by FCF. Consequently, profitability is impacted by the difference between the rate of interest paid on the funds it borrows and the rate of interest charged on the installment contracts, which rate in some states is limited by law. Currently, the principal source of borrowing by the Company is its revolving line of credit, guaranteed by TFCEI (the "Line of Credit") with General Electric Capital Corporation ("G.E. Capital"). The maximum amount of borrowings available under the Line of Credit was $110 million at December 31, 1997. At December 31, 1997, TFC had $89.6 million outstanding under the Line of Credit. The floating interest rate for borrowings under the Line of Credit is equal to the average 30-day London Interbank Offered Rate ("LIBOR") plus 4.00%. Thus, future increases in interest rates could adversely affect the Company's profitability. In an effort to reduce its exposure to an increase in interest rates, TFC has purchased an interest rate cap which ensures that the interest rate on $75 million of the borrowings under the Line of Credit will not exceed a LIBOR ceiling of 6.5%. This interest rate cap expires September 30, 1998. In addition to the purchase of interest rate caps, the Company believes it has certain flexibility to increase the discount at which installment contracts are purchased, or to increase the rate of interest charged on future installment contracts (to the extent not limited by state law), in order to offset the adverse impact of any interest rate increase on profitability.

         The Finance Company has maintained a Line of Credit with G.E. Capital since 1992. The current Line of Credit was executed in December 1996, amended in April 1997 and Febraury 1998, and expires January 1, 1999. There is no assurance that a new Line of Credit will be executed when the current Line of Credit expires. If the new Line of Credit is not executed, TFC would be required to seek alternative financing sources and repay its outstanding balance on or before the expiration of the current Line of Credit on January 1, 1999. No assurance can be given that alternative financing sources would be available in such event. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource."

Defaults on Installment Contracts

         The Company is engaged primarily in purchasing installment contracts entered into by dealers with consumers who have limited access to traditional sources of consumer credit. The inability of an individual to finance a used automobile purchase by means of traditional credit sources is generally due to such individual's past credit history or insufficient cash to make the required down payment on an automobile. As a result, installment contracts purchased by the Company are generally with purchases of automobiles who are considered to have a higher risk of default on an installment contract than certain other automobile purchasers. Accordingly, the consumer loan activities engaged in by the Company typically have a higher risk of loss than those of other consumer financings. While the Company believes that its expertise in used automobile financing, particularly for United States military enlisted personnel, enables it to evaluate and price accurately the higher risk associated with the Company's business, a significant economic downturn in the markets in which the Company operates could materially increase the number of charged off and delinquent installment contracts experienced by TFC as compared to its historical losses. If TFC were to experience a material increase in charge-offs or delinquencies, its profitability could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Losses and Delinquency."

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

Restrictions on the Payment of Dividends

         The Company currently intends to retain its earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future dividend payments will depend upon the financial condition, funding requirements and earnings as well as other factors that the Company's Board of

Directors may deem relevant. As the Company is a legal entity separate and distinct from TFC and as its revenues depend on the payment of dividends by TFC, limitations on the ability of TFC to pay dividends to the Company will in turn limit the ability of the Company to pay dividends to its stockholders. There are certain restrictions on the payment of dividends in the form of various affirmative and negative covenants included in the TFC's Line of Credit and the Note Purchase Agreement relating to the Subordinated Non-Convertible Notes due October 15, 1998 and the Note Purchase agreement relating to the Senior Subordinated Notes due June 30, 2002.

Effect of Certain Charter, Bylaw and Statutory Provisions

         Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated Bylaws (the "Bylaws") could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial, in the short term, to the interest of the stockholders. For example, the Certificate of Incorporation provides for a classified Board of Directors and for certain limitations on the calling of a special meeting of stockholders and the Bylaws require advance notice of stockholder proposals and nominations of directors. The Company also is subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Those provisions could discourage or make more difficult a merger, tender, offer or similar transaction, even if favorable to the Company's stockholders.

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

Executive Officers of the Company

         The executive officers of TFCE, TFC and FCF are as follows:




Name                                        Age*                                   Position


Robert S. Raley, Jr.                         60         Chairman of the Board of Directors of TFCE, TFC and FCF,
                                                        President and Chief Executive Officer of TFCE and TFC, and
                                                        Executive Vice President of FCF
Ronald G. Tray                               56         Vice President of TFCEI and Director of Management
                                                        Information Systems, Executive Vice President and Chief
                                                        Operating Officer of TFC
Craig D. Poppen                              39         Vice President, Treasurer and Chief Financial Officer of
                                                        TFCEI and FCF, Executive Vice President, Treasurer and
                                                        Chief Financial Officer of TFC
Rick S. Lieberman                            41         Senior Vice President and Chief Lending Officer of TFC
G. Kent Brooks                               61         President and Chief Executive Officer of FCF
Fletcher A. Cooke                            54         General Counsel and Secretary of TFCEI and TFC

*As of December 31, 1997


         Robert S. Raley, Jr. founded TFC in 1977. From that time through December 1992, he served as Chief Executive Officer of TFC. In 1996, Mr. Raley was appointed President and Chief Executive Officer of TFCE and was reappointed to that position for TFC. Prior to founding TFC, Mr. Raley was employed by Major Financial Services, Silver Spring, Maryland, for 17 years in various positions, including Vice President and Director of Operations. Mr. Raley was a Director of TFCE from 1984 through April 1990 and has been a Director of TFCE since May 1990. Mr. Raley currently serves as Chairman of the Board.

         Ronald G. Tray joined TFC as a Vice President and Director for Management Information Systems in 1989. Mr. Tray was appointed Chief Operating Officer of TFC in 1996. Prior to joining TFC, Mr. Tray was President of the Mid-Atlantic Division, Mtech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia. In 1996, Mr. Tray resigned as a Director of TFCE, a position he had held since 1993.

         Craig D. Poppen, CPA, joined TFC as Chief Financial Officer in 1998. From 1988 until 1995, Mr. Poppen was employed by Ernst & Young LLP. From 1995 until 1997, Mr. Poppen was employed by KPMG Peat Marwick LLP, and from 1997 until January 1998, Mr. Poppen was employed by New Dominion Pictures, Inc., a television production company where he served as Chief Financial Officer.

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

         Fletcher A. Cooke joined TFC in 1997 as General Counsel. Prior to that, he was with A.T. Massey Coal Company, Inc. as Assistant General Counsel and Corporate Secretary from January 1991 to April 1996. Mr. Cooke was Associate General Counsel with The Pittston Company from 1980 to 1991.

Item 2.  Properties

         The Company's principal executive offices and Point-of-Sale Service Center, Point-of-Sale Loan Production Office and Portfolio Loan Production Office located in Norfolk, Virginia consist of approximately 27,000 square feet of space pursuant to a lease expiring in 2006. The Company's Portfolio Service Center and Point-of-Sale Loan Production Office located in Jacksonville, Florida consists of approximately 17,000 square feet of space pursuant to a lease expiring in 2001. The Company's Point-of-Sale Loan Production Office in Killeen, Texas consists of approximately 2,300 square feet of space pursuant to a lease expiring in January 1999. The Company's Point-of-Sale Loan Production Office in San Diego, California, consists of approximately 1,100 square feet of space pursuant to a month-to-month lease. The Company's planned Point- of-Sale Loan Production Office in Tacoma, Washington, consists of approximately 1,500 square feet of space pursuant to a lease that commences in April 1998 and expires in March 1999. First Community Finance, Inc.'s branch offices, on a combined basis, total approximately 18,400 square feet of space pursuant to leases expiring in 1998 to 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

         The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the TFC Enterprises, Inc. 1997 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Since December 22, 1993, TFC Enterprises, Inc. Common Stock has traded on the NASDAQ National Market System under the symbol "TFCE." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included in the TFC Enterprises, Inc. 1997 Annual Report, which is incorporated herein by reference.

         As of March 20, 1998, there were approximately 2,194 holders of the Common Stock, including approximately 122 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future, although any dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Company's lenders, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

         The Company has not issued any of its authorized preferred stock.

Item 6.  Selected Financial Data

         Information included in the section entitled "Five-Year Summary of Selected Financial Data" in the TFC Enterprises, Inc. 1997 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1997 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of TFC Enterprises, Inc., including notes thereto, are presented in the TFC Enterprises, Inc. 1997 Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants

         None.

                                    PART III

         The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 1998 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

         Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

         Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationship and Related Transactions

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in TFC's 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Documents filed as part of this report:

                  (1)      Financial Statements

                           The Consolidated Financial Statements of TFC
Enterprises, Inc. and the Auditor's Report thereon, are incorporated herein by reference. Applicable pages in the TFC Enterprises, Inc. 1997 Annual Report are as follows:




Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Operations for the Years ended
         December 31, 1997, 1996 and  1995
Consolidated Statements of Changes in Shareholders' Equity
         for the Years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the Years ended
         December 31, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

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

         (b) Reports on Form 8-K (filed during the fourth quarter of 1997):

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TFC ENTERPRISES, INC.

                              By:      /s/Robert S. Raley, Jr.
                                 ------------------------------------------
                                       Robert S. Raley, Jr.
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Dated    March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                Title                              Date:


/s/Robert S. Raley, Jr.                          Chairman of the Board                   March 31, 1998
------------------------------------             and Director, President
                                                 and Chief Executive Officer

/s/Walter S. Boone, Jr.                          Director                                March 31, 1998
------------------------------------
Walter S. Boone, Jr.

/s/Douglas B. Bywater                            Director                                March 31, 1998
------------------------------------
Douglas B. Bywater

/s/Andrew M. Ockershausen                        Director                                March 31, 1998
------------------------------------
Andrew M. Ockershausen

/s/Phillip R. Smiley                             Director                                March 31, 1998
------------------------------------
Phillip R. Smiley

/s/Linwood R. Watson                             Director                                March 31, 1998
------------------------------------
Linwood R. Watson

/s/Craig D. Poppen                               Chief Financial Officer                 March 31, 1998
------------------------------------             (Principal Accounting and
Craig D. Poppen                                   Financial Officer)

                                 EXHIBIT INDEX

    Exhibit                                                                                                Sequential
      No.                                             Description                                           Page No.
      3.1       Amended and Restated Certificate of Incorporation of TFC                                        *
                Enterprises, Inc. (Incorporated by reference to the
                Registrant's Registration Statement on Form S-1, Commission File
                No. 33-70638, previously filed with the Commission on October
                21, 1993.)

      3.2       Amended and Restated Bylaws of TFC Enterprises, Inc. (Incorporated by reference to the          *
                Registrant's Registration Statement on Form S-1, Commission File No. 33-70638,
                previously filed with the Commission on October 21, 1993.)

      3.3       Second Amendment to Amended and Restated Bylaws of TFC                                          *
                Enterprises, Inc. regarding the number of directors comprising the Board of TFC Enterprises, Inc. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December
                31, 1995, Commission File No. 1-11121, previously filed with the
                Commission.)

        4       Form of Common Stock Certificate of the TFC Enterprises, Inc.                                   *
                (Incorporated by reference to the Registrant's Registration
                Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

     10.1       Form of Master Dealer Agreement.                                                                **

     10.2       Form of Asset Purchase Agreement.                                                               **

     10.3       Form of Motor Vehicle Installment Sale Contract,                                                *
                Truth-in-Lending Disclosure, Promissory Note and Security
                Agreement. (Incorporated by reference to the Registrant's
                Registration Statement on Form S-1, Commission File No.
                33-70638, previously filed with the Commission on October 21,
                1993.)

     10.4       Note Purchase Agreement among TFCEI Acquisition Corp. and                                       *
                Connecticut General Life Insurance Company (("CIGNA") and
                certain affiliates of CIGNA dated October 24, 1988, relating to
                $6,500,000 in original principal amount of 14% Senior Notes due
                October 15, 1988, and Amendment Nos. 1 and 2. (Incorporated by
                reference to the Registrant's Registration Statement on Form
                S-1, Commission File No. 33-70638, previously filed with the
                Commission on October 21, 1993.)

     10.5       Note Purchase Agreement among The Finance Company and CIGNA and
                certain affiliates of CIGNA dated October 25, 1988, relating                                    *
                to $6,435,000 in original principal amount of 13.5% Subordinated
                Non-Convertible Notes due October 15, 1998, and $65,000 in
                original principal amount of 13.5% Subordinated Convertible
                Notes due October 15, 1998, and Amendment Nos. 1, 2, 3, and 4.
                (Incorporated by reference to the Registrant's Registration
                Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

     10.6       Amendment No. 5 to Note Purchase Agreement among The Finance
                Company and CIGNA and certain affiliates of CIGNA dated October
                25, 1998, relating to $6,435,000 in original principal amount of 13.5% Subordinated Non-Convertible Notes due October 15,
                1998, adn $65,000 in original principal amount of 13.5%
                Subordinated Convertible Notes due October 14, 1998.


     10.7       Employment Agreement between The Finance Company and Robert S. Raley, Jr. dated                 *
                October 22, 1992.  (Incorporated by reference to the Registrant's Registration Statement on
                Form S-1, Commission File No. 33-70638, previously filed with the Commission on
                October 21, 1993.)

    Exhibit                                                                                                Sequential
      No.                                             Description                                           Page No.
     10.7       The Finance Company 401(k) Savings Plan dated May 1, 1991, and                                  *
                Amendment No. 1 dated August 1, 1993. (Incorporated by
                reference to the Registrant's Registration Statement on Form
                S-1, Commission File No. 33-70638, previously filed with the
                Commission on October 21, 1993.)

     10.9       TFCEI Employee Stock Purchase Plan dated December 20, 1993.                                     *
                (Incorporated by reference to the Registrant's Registration
                Statement on Form S-1, Commission File No. 33- 70638, previously filed with the Commission on October 21, 1993.)

     10.10      Forms of Junior Subordinated Promissory Notes.  (Incorporated by reference to the               *
                Registrant's Registration Statement on Form S-1, Commission File No. 33-70638,
                previously filed with the Commission on October 21, 1993.)
     10.11      Employment Agreement between Ronald G. Tray and The Finance
                Company dated January 1, 1995. (Incorporated by reference to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1994, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.12      TFC Enterprises, Inc. 1995 Long-Term Incentive Plan..  (Incorporated by reference to the        *
                Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
                1-11121, previously filed with the Commission.)`

     10.13      Stock Option Award Agreement between George R. Kouri and TFC Enterprises, Inc. dated            *
                October 27, 1994.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.14      Stock Option Award Agreement between Joseph R. Becka and TFC Enterprises, Inc. dated            *
                October 27, 1994.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.15      Stock Option Award Agreement between Preston K. Gnagey and TFC Enterprises, Inc. dated          *
                October 27, 1994.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.16      Stock Option Award Agreement between Ronald G. Tray and TFC Enterprises, Inc. dated             *
                October 27, 1994.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.17      Stock Option Award Agreement between Charles M. Johnston and TFC Enterprises, Inc.              *
                dated October 27, 1994.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the Commission.)

     10.18      Office Lease, dated June 1, 1995, by and between AFW No. 39                                     *
                Corporation and The Finance Company. (Incorporated by
                reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-11121, previously filed with the Commission.)

     10.19      Lease Agreement, dated April 28, 1995, between Three Oaks Plaza, Ltd. and The Finance           *
                Company, Inc.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.20      Note purchase agreement among The Finance Company and                                           *
                Connecticut General Life Insurance Company ("CIGNA") and
                certain affiliates of CIGNA dated June 30, 1995, relating to
                $10,000,000 in original principal amount of 9.38% Senior
                Subordinated Notes due June 30, 2003. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30,
                1995, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.21      Lease Agreement as of June 6, 1995, between Professors' Fund III                                *
                Limited Partnership and The Finance Company regarding the
                premises located at 6170 Cornerstone Court East, San Diego,
                California. (Incorporated by reference to the Registrant's Form
                10-Q for the quarter ended June 30, 1995, Commission File No.
                1-11121, previously filed with the Commission.)

                                     Page 2

    Exhibit                                                                                                Sequential
      No.                                             Description                                           Page No.
     10.22      Amendment to Employment Agreement between The Finance Company                                   *
                and Ronald G. Tray dated July 27, 1995 (effective as of
                January 1, 1995). (Incorporated by reference to the Registrant's
                Form 10-Q for the quarter ended June 30, 1995, Commission File
                No. 1-11121, previously filed with the Commission.)

     10.23      Amendment No. 1 to note purchase agreement, dated as of June 30,                                *
                1995, by and between The Finance Company and Connecticut
                General Life Insurance Company ("CIGNA") regarding CIGNA's consent to the Company's $25 million credit facility with
                NationsBank. (Incorporated by reference to the Registrant's Form
                10-Q for the quarter ended September 30, 1995, Commission File
                No. 1-11121, previously filed with the Commission.)

     10.24      Amendment No. 8 to Note Purchase Agreement, dated as of October                                 *
                25, 1988, by and between The Finance Company and CIGNA
                regarding CIGNA's consent to the Company's $25 million credit facility with NationsBank. (Incorporated by reference to the
                Registrant's Form 10-Q for the quarter ended September 30, 1995,
                Commission File No. 1-11121, previously filed with the
                Commission.)

     10.25      Second Amendment to Employment Agreement between Ronald G. Tray                                 *
                and The Finance Company dated January 1, 1996. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)

     10.26      Amendment No. 9 and Waiver and Forbearance Agreement by and                                     *
                among The Finance Company, CIGNA, and certain affiliates of
                CIGNA, dated as of January 31, 1996, relating to 13.5% Senior
                Subordinated Notes. (Incorporated by reference to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1995, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.27      Amendment No. 2 and Waiver and Forbearance Agreement by and                                     *
                among The Finance Company, CIGNA, and certain affiliates of
                CIGNA, dated as of January 31, 1996, relating to 9.38% Senior
                Subordinated Notes, dated as of January 31, 1996. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-11121, previously filed with the Commission.)

     10.28      Amended and Restated Motor Vehicle Installment Contract Loan and                                *
                Security Agreement dated December 20, 1996 between The Finance
                Company and General Electric Capital Corporation. (Incorporated
                by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-11121, previously filed with the Commission.)

     10.29      Amendment No. 1 to Amended and Restated Motor Vehicle                                           *
                Installment Contract Loan and Security Agreement dated April
                4, 1997 by and between The Finance Company and General Electric
                Capital Corporation. (Incorporated by reference to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1996, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.30      TFC Enterprises, Inc. Warrant to Purchase Common Stock dated                                    *
                December 20, 1996. (Incorporated by reference to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1996, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.31      Allonge to Warrant to Purchase Common Stock dated April 4, 1997.                                *
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                1-11121, previously filed with the Commission.)

     10.32      TFC Enterprises, Inc. Warrant to Purchase Common Stock dated                                    *
                April 4, 1997. (Incorporated by reference to the Registrant's
                Form 10-K for the fiscal year ended December 31, 1996,
                Commission File No. 1-11121, previously filed with the
                Commission.)

     10.33      Amended and Restated Registration Rights dated April 4, 1997                                    *
                between TFC Enterprises, Inc. and General Electric Capital
                Corporation. (Incorporated by reference to the Registrant's Form
                10-K for the fiscal year ended December 31, 1996, Commission
                File No. 1-11121, previously filed with the Commission.)

                                     Page 3

    Exhibit                                                                                                Sequential
      No.                                             Description                                           Page No.
     10.34      TFC Enterprises, Inc. Guaranty dated April 4, 1997.                                            *
                 (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                 1-11121, previously filed with the Commission.)

     10.35      First Community Finance, Inc. Guaranty dated April 4, 1997.
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                1-11121, previously filed with the Commission.)

     10.36      The Insurance Agency, Inc. Guaranty dated April 4, 1997.                                        *
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                1-11121, previously filed with the Commission.)

     10.37      Securities Pledge Agreement dated April 4, 1997 by TFC                                          *
                Enterprises, Inc. and General Electric Capital Corporation.
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                1-11121, previously filed with the Commission.)

     10.38      Security Agreement dated April 4, 1997 between TFC Enterprises,                                 *
                Inc., The Finance Company, First Community Finance, Inc., The
                Insurance Agency, Inc., and its subsidiaries and General
                Electric Capital Corporation (Incorporated by reference to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1996, Commission File No. 1-11121, previously filed with the
                Commission.)

     10.39      Amendment No. 3 and Waiver of Note Agreement by and among The                                   *
                Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of April 4, 1997, relating to 13.5% Senior Subordinated
                Notes. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                1-11121, previously filed with the Commission.)

     10.40      Amendment No. 10 and Waiver of Note Agreement by and among The                                  *
                Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of April 4, 1997, relating to 9.375% Senior Subordinated
                Notes. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                1-11121, previously filed with the Commission.)

     **13       Annual report to security holders.

     **21       List of subsidiaries of TFC Enterprises, Inc.

     **23       Consent of Ernst & Young LLP.

    **99.1      The Financial Statements and notes thereto which appear on pages
                ___ through ___ of TFC Enterprises, Inc. 1997 Annual Report to
                Shareholders (filed as Exhibit 13 to this Form 10-K) are incorporated herein by reference.

    **99.2      Financial Statement Schedule I.

--------------------------------------------------------

* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**       Filed herewith.