Form 10-K/A
period 1997-12-31
TFC ENTERPRISES INC
filed 1998-04-10
CIK 913958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-K/A

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

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998: Common Stock - $13,665,577

         The number of shares outstanding of the registrant's common stock as of March 20, 1998: 11,290,308.




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

Dated    April 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                Title                              Date:


/s/Robert S. Raley, Jr.                          Chairman of the Board                   April 9, 1998
------------------------------------             and Director, President
                                                 and Chief Executive Officer

/s/Walter S. Boone, Jr.                          Director                                April 9, 1998
------------------------------------
Walter S. Boone, Jr.

/s/Douglas B. Bywater                            Director                                April 9, 1998
------------------------------------
Douglas B. Bywater

/s/Andrew M. Ockershausen                        Director                                April 9, 1998
------------------------------------
Andrew M. Ockershausen

/s/Phillip R. Smiley                             Director                                April 9, 1998
------------------------------------
Phillip R. Smiley

/s/Linwood R. Watson                             Director                                April 9, 1998
------------------------------------
Linwood R. Watson

/s/Craig D. Poppen                               Chief Financial Officer                 April 9, 1998
------------------------------------             (Principal Accounting and
Craig D. Poppen                                   Financial Officer)

                                    Page 1