Form 10-Q
period 1998-03-31
TFC ENTERPRISES INC
filed 1998-05-05
CIK 913958

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

                 For the Quarterly Period Ended March 31, 1998

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

                                            Yes   [X]     No

As of May 5, 1998, there were 11,290,308 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                       QUARTERLY REPORT ON FORM 10-Q FOR
                     THE THREE MONTHS ENDED MARCH 31, 1998


                 Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                    Page No.
------------------------------                                    --------

Financial Highlights                                                     3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                            4
  Consolidated Statements of Income                                      5
  Consolidated Statements of Changes in Shareholders' Equity             6
  Consolidated Statements of Cash Flows                                  7

Notes to Consolidated Financial Statements                               8

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                    11

Part II - Other Information

Exhibits and Reports on Form 8-K (Item 6)                               17

Signatures                                                              18

Index to Exhibits                                                       19

                             TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                  (Unaudited)

                                                         Three months
(dollars in thousands, except                           ended March 31,
 per share amounts)                                   1998             1997
-----------------------------                     ----------       -----------
Net income                                        $    341         $    196
Net income per basic/diluted common share         $    .03         $    .02
Average common and common equivalent
shares outstanding (in thousands)                   11,290           11,290
Performance ratios (annualized, as appropriate):

Return on average common equity                       4.37%            2.62%
Return on average assets                              0.90             0.51
Yield on interest-earning assets                     21.64            21.05
Cost of interest-bearing liabilities                 10.91            10.28
Net interest margin                                  13.82            13.35
Operating expense as a percentage of
  average interest-earning assets                    13.48            12.60
Total net charge-offs to average
  gross contract receivables,
  net of unearned interest                           21.43            21.15
60+ days delinquencies to period-end
  gross contract receivables                          7.35             9.01
Total allowance and nonrefundable reserve
  to period end gross contract receivables,
  net of unearned interest                           13.70            16.60
Equity to assets, period end                         20.37            19.76
Average balances:
Interest-earning assets (a)                       $157,459         $157,236
Total assets                                       151,244          155,144
Interest-bearing liabilities                       112,972          117,777
Equity                                              31,252           29,944

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                       March 31,   December 31,
(dollars in thousands)                                   1998           1997
                                                       ---------   ---------
Assets
Cash and cash equivalents                             $    2,166      $   1,975
Net contract receivables                                 136,227        128,503
Recoverable income taxes                                     162          1,229
Property and equipment, net                                2,122          2,297
Intangible assets, net                                    11,797         12,070
Deferred income taxes                                        188            188
Other assets                                               1,558          1,571
                                                        --------        -------
   Total assets                                         $154,220       $147,833
                                                        ========       ========

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                               $104,196       $ 98,572
Subordinated notes                                        11,226         11,214
Accounts payable and accrued expenses                      3,481          2,841
Income taxes                                               2,075          2,075
Refundable dealer reserve                                  1,752          1,987
Other liabilities                                             69             64
                                                      ----------      ---------
  Total liabilities                                      122,799        116,753

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                                --             --
Common stock, $.01 par value, 40,000,000 shares
  authorized; 11,290,308 outstanding                          49             49
Additional paid-in capital                                55,844         55,844
Retained deficit                                        (24,472)       (24,813)
                                                        --------      ---------
  Total shareholders' equity                              31,421         31,080
                                                        --------      ---------
    Total liabilities and shareholders' equity          $154,220       $147,833
                                                         =======      =========


See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                   Three months ended
                                             ---------------------------------
                                             March 31,              March  31,
(in thousands, except per share amounts)       1998                   1997
                                               ----                -----------
Interest and other finance revenue                 $ 8,520             $ 8,275
Interest expense                                     3,080               3,027
                                                   -------             -------
    Net interest revenue                             5,440               5,248
Provision for credit losses                            121                  92
                                                 ---------           --------
    Net interest revenue after
     provision for credit losses                     5,319               5,156

Other revenue:
Commissions on ancillary products                      243                 253
Other                                                   85                  23
                                                 ---------           ---------
    Total other revenue                                328                 276

Operating expense:
Salaries                                             2,682               2,443
Employee benefits                                      483                 323
Occupancy                                              222                 236
Equipment                                              305                 294
Amortization of intangible assets                      273                 273
Other                                                1,341               1,384
                                                  --------            -------
    Total operating expense                          5,306               4,953
                                                   -------            -------
Income before income taxes                             341                 479
Provision for income taxes                             --                  283
                                                 ---------           --------
    Net income                                     $   341             $   196
                                                  ========            =======

Net income per common share:
    Basic                                         $    .03            $    .02
                                                 =========           =========
    Diluted                                       $    .03            $    .02
                                                 =========           =========


See accompanying Notes to Consolidated Financial Statements.






                             TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)




                                                           Three months ended
                                                                March 31,
                                                        -----------------------
(in thousands)                                           1998             1997
                                                         ----             ----
Common stock
Balance at beginning and end of period             $       49       $       49
                                                       ======           ======

Additional paid-in capital
Balance at beginning and end of period               $ 55,844         $ 55,333
                                                       ======           ======

Retained deficit
Balance at beginning of period                       $(24,813)        $(25,520)
  Net income (a)                                          341              196
                                                    ---------        ---------
Balance at end of period                             $(24,472)        $(25,324)
                                                    =========        =========

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Three months ended
                                                                              March 31,
                                                                        ----------------------
(in thousands)                                                          1998              1997
                                                                        ----              ----
Operating activities
Net income                                                          $    341          $    196
Adjustments to reconcile net income to
net cash provided by operating activities:
  Amortization of intangible assets                                      273               273
  Depreciation and other amortization                                    319               406
  Provision for credit losses                                            121                92
  Changes in operating assets and liabilities:
  Decrease in recoverable income taxes                                 1,067                 2
  Decrease (increase) in other assets                                     38              (172)
  Increase (decrease) in accounts payable and accrued expenses           640              (817)
  Increase in income taxes                                                --               283
  Decrease in refundable dealer reserve                                 (235)             (295)
  Increase in other liabilities                                            5               104
                                                                      ------            ------
    Net cash provided by operating activities                          2,569                72

Investing activities
Net cost of acquiring contract receivables                           (29,575)          (21,954)
Repayment on contract receivables                                     21,730            27,052
Purchase of property and equipment                                      ( 31)             (147)
                                                                       -----             -----
   Net cash provided by (used in) investing activities                (7,876)            4,951

Financing activities
Net borrowings on revolving lines of credit                            5,498             3,682
Payments on Term notes                                                     -            (4,489)
Payments on Automobile Receivables-Backed notes                            -            (5,204)
Decrease in restricted cash                                               -                939
                                                                      ------              ----
   Net cash provided by (used in) financing activities                 5,498            (5,072)
                                                                      ------            ------
(Decrease) increase in cash and cash equivalents                         191               (49)
Cash and cash equivalents at beginning of period                       1,975             2,688
                                                                      ------            ------
Cash and cash equivalents at end of period                           $ 2,166           $ 2,639
                                                                      ======            ======

 See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements


1.  Summary of significant accounting policies

Organization and business. TFC Enterprises, Inc. ("TFCE") is a holding company that owns two primary subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point of sale" purchase) and on a portfolio basis ("portfolio" purchase). Based in Norfolk, Virginia, TFC also has offices in Killeen, Texas; Jacksonville, Florida; and San Diego, California. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates branch offices in Virginia and North Carolina.

Basis of presentation. The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

New Accounting Standards. As of January 1, 1998,TFCE adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components, however, the adoption of this statement had no impact on TFCE's net income or shareholders' equity.

                             TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)



2.  Contract receivables

The following is a summary of contract receivables at March 31, 1998, and December 31, 1997:


                                             March  31,              Dec. 31,
(in thousands)                                 1998                    1997
                                          -------------             -------
Contract receivables:
  Auto finance                                 $179,939              $171,356
  Consumer finance                               13,223                12,886
                                                -------               -------
    Gross contract receivables                  193,162               184,242
Less:
  Unearned interest revenue                      31,092                27,549
  Unearned discount                               1,754                   729
  Unearned commissions                              711                   672
  Unearned service fees                             806                   629
  Payments in process                                 4                 2,617
  Escrow for pending acquisitions                   372                   514
  Allowance for credit losses                       691                   684
  Nonrefundable reserve                          21,505                22,345
                                                -------               -------
    Net contract receivables                   $136,227              $128,503
                                                =======               =======


Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 1998 and 1997 were as follows:


                                                    Three months ended
                                                         March 31,
                                                   -----------------------
(in thousands)                                     1998               1997
                                                   ----               ----

Balance at beginning of period                  $23,029            $28,575
  Provision for credit losses                       121                 92
  Allocation for credit losses                    7,534              3,990
  Charge-offs                                   (9,703)            (9,311)
  Recoveries                                      1,215              1,215
                                                 ------            -------
Balance at end of period                        $22,196            $24,561
                                                 ======             ======

                             TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


3. Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 were as follows:

                                                          Three months ended
                                                              March 31,
                                                 ------------------------------

(in thousands, except per share amounts)              1998                1997
                                                      ----                ----
Basic earnings per share:
Net income                                       $     341           $     196
Stock and stock equivalents (average shares):
  Common shares outstanding                         11,290              11,290
                                                    ------              ------
  Total stock and stock equivalents                 11,290              11,290
                                                    ------              ------
Basic earnings per share (a)                     $     .03           $     .02
                                                  ========            ========

Diluted earnings per share:
Net income                                        $    341            $    196
Stock and stock equivalents (average shares):
  Common shares outstanding                         11,290              11,290
  Effect of dilutive securities:
       Warrants                                        378                  --
        Employee stock options                          61                  54
                                                        --                  --
    Dilutive potential common shares                   439                  54
                                                       ---                  --
  Total stock and stock equivalents                 11,729              11,344
                                                    ------              ------
Diluted earnings per share (a)                   $     .03           $     .02
                                                  ========            ========


(a)      Calculation based on unrounded numbers.

                             TFC ENTERPRISES, INC.
          Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations


Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: Included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale and portfolio purchases, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the word "believes," "anticipates," "plans," "expects,""seeks," "estimates," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company's dependence on its line of credit, the fluctuating interest rates associated with its line of credit and the impact of installment contract defaults. Please refer to a discussion of these and other factors in this Report and the Company's other Securities and Exchange Commission filings. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                             Results of Operations

Net income and earnings per common share

First quarter 1998 net income was $0.3 million, or $0.03 per common share, compared to net income of $0.2 million, or $0.02 per common share, in the first quarter of 1997.

Volume

Gross contracts purchased or originated totaled $51.3 million in the first quarter of 1998, or 49% above the $34.3 million purchased in the first quarter of 1997. The increase was attributable primarily to a $22.2 million increase in point-of-sale purchases, resulting from increased management emphasis on this line of business. Although management has not decreased emphasis on the portfolio business line, the Company is facing increased competition in this business line which impacts the pricing and economics of portfolio purchases.

                             TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months ended March 31, 1998 and 1997:

                                                        Three months ended
                                                              March 31,

                                             1998                                   1997
                                   ----------------------------       ------------------------------------
(dollars in thousands)                Amount            Percent             Amount            Percent
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                    $37,876              73.8%            $15,675              45.6%
    Portfolio                         10,225               19.9             16,405               47.8
  Consumer finance                     3,220                6.3              2,267                6.6
                                       -----               ----              -----               ----
    Total                            $51,321             100.0%            $34,347             100.0%
                                      ======             =====              ======             =====

Number of contracts purchased or
 originated:
  Auto finance:
    Point-of-sale                      3,079              45.5%              1,410              24.4%
    Portfolio                          1,923               28.4              3,272               56.6
 Consumer finance                      1,763               26.1              1,103               19.0
                                       -----               ----              -----               ----
    Total                              6,765             100.0%              5,785             100.0%
                                       =====             =====               =====             =====

Net interest revenue

Net interest revenue for the first quarter of 1998 totaled $5.4 million, an increase of 4%, from $5.2 million in the prior year period. The increase was attributable to slightly higher average interest- earning assets, offset, in part, by a slight decrease in the net interest spread.

The yield on interest-earning assets was 21.6% in the first quarter of 1998, compared to 21.1% in the first quarter of 1997. The increase was attributable to a $0.2 million increase in the amount of contract purchase discount accreted to interest revenue as a yield enhancement in addition to a decrease in restricted cash.

The cost of interest-bearing liabilities was 10.9% in the first quarter of 1998, compared with 10.3% in the first quarter of 1997. The increase was primarily attributable to the amortization of stock warrants issued in 1997.

                             TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended March 31, 1998 and 1997:

                                                        Three months ended
                                                            March 31,
(dollars in thousands)                              1998               1997
                                                   ------             -----
Average interest earning assets (a)               $157,459           $157,236
Average interest bearing liabilities               112,972            117,777
                                                   -------            -------
Net interest earning assets                       $ 44,487           $ 39,459
                                                    ======             ======

Interest and other finance revenue                $  8,520           $  8,275
Interest expense                                     3,080              3,027
                                                    ------             ------
Net interest revenue                               $ 5,440            $ 5,248
                                                     =====              =====

Yield on interest-earning assets                    21.64%             21.05%
Cost of interest-bearing liabilities                 10.91              10.28
                                                     -----              -----
Net interest spread                                 10.73%             10.77%
                                                    =====              =====

Net interest margin (b)                             13.82%             13.35%
                                                    =====              =====

(a) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

The increase in operating expenses as compared to the first quarter of 1997 resulted in a decrease in income before taxes in the first quarter of 1998 as compared to the first quarter of 1997. Operating expense was $5.3 million in the first quarter of 1998, compared with $5.0 million in the first quarter of 1997. The increase in operating expenses of $0.3 million, or 7%, in the first quarter of 1998 compared to the first quarter of 1997 primarily reflects increased salary and benefit expenses related to the additional marketing and collection personnel added in the last six months of 1997 and the first quarter of 1998 as well as the operating expenses associated with the additional five First Community Finance branches opened since the first quarter of 1997.

Provision for income taxes

The Company recorded no income provision in the first quarter of 1998. The Company anticipates the reversal of a portion of the deferred tax valuation allowance recorded at year end 1997 will offset the tax expense related to the estimated income for fiscal year 1998.

                             TFC ENTERPRISES, INC.

Other matters

Until recently computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs and hardware systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of business applications which consist of the Company's computer systems, as well as the computer systems purchased from third-party suppliers. It is estimated that the cost of addressing the year 2000 problem and making the Company's computer systems year 2000 compliant will not be material.


                              Financial Condition

Assets

Total assets increased by $6.4 million, or 4%, to $154.2 million at March 31, 1998, from $147.8 million at December 31, 1997. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at March 31, 1998 and December 31, 1997:


                        March 31,                Dec.31,
(in thousands)             1997                   1997
                          -----                  -----
Auto finance:
  Point-of-sale        $ 86,942               $ 75,197
  Portfolio              37,223                 41,612
Consumer finance         12,062                 11,694
                       --------             ----------
    Total              $136,227               $128,503
                       ========               ========

Liabilities

Total liabilities were $122.8 million at March 31, 1998, an increase of $6.0 million, or 5%, from $116.8 million at December 31, 1997. The increase in liabilities compared with year-end 1997 primarily reflected increased borrowings under the Company's credit facilities which, in turn, resulted in a increase in net contract receivables.

                          Credit Quality and Reserves

Auto finance contract receivables-Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable reserve were $8.4 million in the first quarter of 1998, representing an annualized rate of 23.3% of average gross contract receivables net of unearned interest revenue. This compares to $8.0 million, or 22.0% in the first quarter of 1997. The increase in net charge-offs in the first quarter of 1998, relative to the comparable period in 1997 was due to the increase in charge-off of portfolio contracts.

                             TFC ENTERPRISES, INC.


Auto finance contract receivables-Provision for credit losses

 The Company's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. Improved credit quality and servicing of the Company's auto finance contracts eliminated the need for a loss provision for all of 1997 and the first quarter of 1998. Provision for credit losses is dependent on a number of factors, including, but not limited to, the level and trend of delinquencies and net charge-offs, the amount of nonrefundable and refundable dealer reserves and the overall economic conditions in the markets in which the Company operates. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

Auto finance contract receivables-Reserves

At March 31, 1998, the combination of the Company's allowance for credit losses and nonrefundable dealer reserve totaled $21.5 million, or 14.4%, of contract receivables net of unearned interest revenue. This compares to $22.3 million, or 15.5%, at December 31, 1997. In addition, the Company's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $1.8 million at March 31, 1998, compared to $2.0 million at December 31, 1997. The decrease in reserves and in the percentage of reserves to contract receivables in 1998, compared to 1997, is the result of the improved credit quality of the contracts.

Consumer finance charge-offs, provision for credit losses and reserves

Net charge-offs to the allowance for credit losses were $0.1 million in the first quarter of 1998 and first quarter of 1997, representing an annualized rate of 3.5% and 3.4% of average gross contract receivables net of unearned interest revenue, respectively. The provision for credit losses was $0.1 million for the first quarter of 1998 compared to $0.09 million for the first quarter of 1997 and the allowance for credit losses was $0.7 million or 5.3% of outstanding gross contract receivables at March 31, 1998 and December 31, 1997. Management has established the level of allowance that is considers to be adequate based on FCF's experience through March 31, 1998.

Charge-offs net of recoveries, by line of business, for the three months ended March 31, 1998 and 1997, were as follows:


                                Three months ended
                                    March 31,
                            -----------------------
(in thousands)               1998               1997
                             ----               ----
Auto finance:
  Point-of-sale           $ 4,383            $ 5,179
  Portfolio                 3,992              2,837
Consumer finance              113                 80
                           ------           --------
    Total                 $ 8,488            $ 8,096
                          ======             =======

                             TFC ENTERPRISES, INC.

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $13.8 million, or 7.7% of gross auto finance contract receivables at March 31, 1998, compared to $15.9 million, or 9.3%, at December 31, 1997. This improvement in delinquency was the result of improved underwriting and increased collection efforts.

Gross consumer finance receivables that were 60 days or more past due totaled $0.4 million, or 3.2% of gross receivables at March 31, 1998, compared to $0.4 million, or 3.1% at December 31, 1997.

Delinquency at March 31, 1998 and  December 31, 1997 was as follows:

                                                           March 31,            Dec. 31,
(dollars in thousands)                                      1998                  1997
                                                            ----                  ----
Gross contract receivables 60 days and more delinquent    $ 14,202              $ 16,310
Gross contract receivables                                 193,162               184,242
Percent                                                       7.35%                 8.85%

                        Liquidity and Capital Resources

Liquidity management. As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased in the first quarter of 1998 to $2.2 million. The increase reflected $2.6 million of net cash provided by operating activities and $5.5 million of net cash provided by financing activities partially offset by $7.9 million of net cash used in investing activities. Net cash used in investing activities resulted from net cost of acquiring contract receivables exceeding the repayment of contract receivables resulting in an overall increase in net contract receivables. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit used to fund the increase in net contract receivables. For the first three months of 1997, net cash used in financing activities totaled $5.1 million, primarily reflected $5.2 million repayment on borrowings on automobile receivables-backed notes, $4.5 million repayment on term notes, offset in part by $3.7 million in net borrowings under the Company's revolving lines of credit. In the first quarter of 1998, the combination of cash on hand and net cash provided by financing activities was sufficient to fund business volume. In the first quarter of 1997, the combination of cash on hand and net cash provided by investing activities was sufficient to fund the growth in business volume.

                           PART II. OTHER INFORMATION


Item 6.               Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

           (b)    Reports on Form 8-K

                  On March 3, 1998, the Company filed a report on Form 8-K, under Item 5, regarding the execution of Amendment No. 2 to its Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement with its principal lender.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TFC ENTERPRISES, INC.
                              (Registrant)



Date: May 5, 1998        By: /s/ Robert S. Raley Jr.
                            ------------------------
                              Robert S. Raley, Jr.
                              Chairman, President,
                              Chief Executive Officer and
                              Director







Date: May 5, 1998        By: /s/ Craig D. Poppen
                            --------------------
                              Craig D. Poppen
                              Vice President, Treasurer
                              and Chief Financial Officer
                             (Principal Financial Officer
                              of the registrant)

                               Index to Exhibits



Exhibit No.                                              Description

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.