Form 10-K/A
period 1997-12-31
TFC ENTERPRISES INC
filed 1998-06-19
CIK 913958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO.: 0-22910


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998: Common Stock - $13,665,577.

         The number of shares outstanding of the registrant's common stock as of March 20, 1998: 11,290,308.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TFC ENTERPRISES, INC.


                                        By: /s/ Robert S. Raley, Jr.
                                         ---------------------------------------
                                            Robert S. Raley, Jr.
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Dated    June 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                          Title                    Date:
/s/Robert S. Raley, Jr.                          Chairman of the Board                      June 18, 1998
------------------------------------             and Director, President
                                                 and Chief Executive Officer



/s/Walter S. Boone, Jr.                          Director                                   June 18, 1998
------------------------------------
Walter S. Boone, Jr.



/s/Douglas B. Bywater                            Director                                   June 18, 1998
------------------------------------
Douglas B. Bywater


/s/Andrew M. Ockershausen                        Director                                   June 18 , 1998
------------------------------------
Andrew M. Ockershausen


/s/Phillip R. Smiley                             Director                                   June 18, 1998
------------------------------------
Phillip R. Smiley


/s/Linwood R. Watson                             Director                                   June 18,1998
------------------------------------
Linwood R. Watson


/s/Craig D. Poppen                               Chief Financial Officer                     June 18, 1998
------------------------------------             (Principal Accounting and Financial
Craig D. Poppen                                  Officer)


                                  EXHIBIT INDEX

   Exhibit                                                                                   Sequential
     No.                                             Description                               Page No.
     3.1        Amended  and  Restated   Certificate  of  Incorporation  of  TFC                   *
                Enterprises,   Inc.  (Incorporated  by reference to the
                Registrant's  Registration  Statement on Form S-1, Commission
                File No.  33-70638,  previously  filed with the Commission on
                October 21, 1993.)
     3.2        Amended   and   Restated   Bylaws  of  TFC   Enterprises,   Inc.                   *
                (Incorporated  by reference to the  Registrant's  Registration
                Statement on Form S-1, Commission File No. 33-70638,  previously filed with the Commission on October 21, 1993.)
     3.3        Second   Amendment  to  Amended  and  Restated   Bylaws  of  TFC                   *
                Enterprises, Inc. regarding the number of directors comprising the Board of TFC Enterprises, Inc. (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended  December
                31, 1995, Commission File No. 0-22910, previously filed with the
                Commission.)
      4         Form of Common Stock  Certificate of the TFC  Enterprises,  Inc.                   *
                (Incorporated  by reference to the Registrant's  Registration
                Statement on Form S-1, Commission File No. 33-70638,  previously filed with the Commission on October 21, 1993.)
     10.1       Form of Master Dealer  Agreement.  (Incorporated by reference to                   *
                the  Registrant's  10-K for the fiscal year ended December 31,
                1997,  Commission  File No.  0-22910  previously  filed with the
                Commission.)
     10.2       Form of Asset Purchase Agreement.  (Incorporated by reference to                   *
                the  Registrant's  10-K for the fiscal year ended December 31,
                1997,  Commission  File No.  0-22910  previously  filed with the
                Commission.)
     10.3       Form   of   Motor    Vehicle    Installment    Sale    Contract,                   *
                Truth-in-Lending  Disclosure,   Promissory  Note and  Security
                Agreement.   (Incorporated  by  reference  to  the  Registrant's
                Registration   Statement  on  Form  S-1,   Commission  File  No.
                33-70638,  previously  filed with the  Commission on October 21,
                1993.)
     10.4       Note  Purchase  Agreement  among  TFCEI  Acquisition  Corp.  and                   *
                Connecticut  General  Life Insurance  Company  (("CIGNA")  and
                certain affiliates of CIGNA dated October 24, 1988,  relating to
                $6,500,000 in original  principal amount of 14% Senior Notes due
                October 15, 1988, and Amendment Nos. 1 and 2.  (Incorporated  by
                reference  to the  Registrant's  Registration  Statement on Form
                S-1,  Commission File No.  33-70638,  previously  filed with the
                Commission on October 21, 1993.)
     10.5       Note Purchase  Agreement among The Finance  Company and CIGNA                      *
                and certain  affiliates of CIGNA dated October 25,
                1988,  relating to $6,435,000 in original principal amount of
                13.5%  Subordinated  Non-Convertible  Notes due October 15,
                1998,  and $65,000 in original  principal amount of 13.5%
                Subordinated  Convertible  Notes due October 15, 1998,  and
                Amendment  Nos.  1,  2,  3 and  4.  (Incorporated  by  reference to  the Registrant's  Registration  Statement  on Form  S-1,
                Commission  File No.  33-70638, previously filed with the
                Commission on October 21, 1993.)
     10.6       Amendment No. 5 to Note Purchase  Agreement  among The Finance                     *
                Company and CIGNA and    certain  affiliates  of CIGNA
                dated  October 25,  1988,  relating  to  $6,435,000  in original principal amount of 13.5%  Subordinated  Non-Convertible  Notes due October 15, 1998, and $65,000 in original principal amount of 13.5% Subordinated  Convertible Notes due October 14, 1998.
                (Incorporated by reference to the Registrant's  10-K for the fiscal year ended  December  31, 1997,  Commission  File  No.
                0-22910  previously filed with the Commission.)
     10.7       Employment  Agreement  between The Finance  Company  and Robert                    *
                S. Raley,  Jr.  dated   October  22,  1992. (Incorporated
                by  reference  to the  Registrant's  Registration Statement  on
                Form S-1,  Commission  File No.  33-70638,  previously  filed with the Commission on October 21, 1993.)
     10.8       The Finance  Company  401(k) Savings Plan dated May 1, 1991, and                   *
                Amendment  No.  1 dated  August  1,  1993.  (Incorporated  by reference  to the  Registrant's  Registration  Statement on Form
                S-1,  Commission File No.  33-70638,  previously  filed with the
                Commission on October 21, 1993.)
     10.9       TFCEI  Employee  Stock  Purchase  Plan dated  December 20, 1993.                   *
                (Incorporated  by reference to the  Registrant's  Registration
                Statement on Form S-1, Commission File No. 33-70638,  previously filed with the Commission on October 21, 1993.)
    10.10       Forms of Junior  Subordinated  Promissory  Notes.  (Incorporated                   *
                by reference to the Registrant's  Registration
                Statement  on Form  S-1,  Commission  File No.  33-70638,
                previously filed with the Commission on October 21, 1993.)
    10.11       Employment  Agreement  between  Ronald G.  Tray and The  Finance                   *
                Company dated January 1, 1995.  (Incorporated  by reference to the  Registrant's  Form 10-K for the fiscal year ended  December
                31, 1994, Commission File No. 0-22910, previously filed with the
                Commission.)
    10.12       TFC Enterprises,  Inc. 1995 Long-Term Incentive Plan..                             *
                (Incorporated by reference to the  Registrant's  Form
                10-K for the fiscal year ended December 31, 1994,  Commission
                File No. 0-22910, previously filed with the Commission.)`
    10.13       Stock Option Award Agreement between George R. Kouri and TFC                       *
                Enterprises,  Inc. dated October 27, 1994.
                (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1994,  Commission File No.
                0-22910,  previously  filed with the Commission.)
    10.14       Stock Option Award Agreement between Joseph R. Becka and TFC                       *
                Enterprises,  Inc. dated  October 27, 1994.
                (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1994,  Commission File No.
                0-22910,  previously  filed with the Commission.)
    10.15       Stock Option Award  Agreement  between  Preston K. Gnagey and                      *
                TFC  Enterprises,  Inc.  dated  October 27, 1994.
                (Incorporated  by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
                0-22910,  previously filed with the Commission.)
    10.16       Stock Option Award Agreement  between Ronald G. Tray and TFC                       *
                Enterprises,  Inc. dated October 27, 1994.
                (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1994,  Commission File No.
                0-22910,  previously  filed with the Commission.)
    10.17       Stock Option Award Agreement  between Charles M. Johnston and                      *
                TFC  Enterprises,  Inc.  dated  October 27, 1994.
                (Incorporated  by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
                0-22910,  previously filed with the Commission.)
    10.18       Office  Lease,  dated June 1, 1995,  by and  between  AFW No. 39                   *
                Corporation  and  The Finance   Company.   (Incorporated  by
                reference  to the  Registrant's  Form 10-K for the  fiscal  year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)
    10.19       Lease  Agreement,  dated  April 28,  1995,  between  Three Oaks                    *
                Plaza,  Ltd.  and The Finance Company,  Inc.
                (Incorporated by reference to the Registrant's  Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)
    10.20       Note   purchase   agreement   among  The  Finance   Company  and                   *
                Connecticut  General  Life Insurance  Company  ("CIGNA")  and
                certain  affiliates  of CIGNA dated June 30,  1995,  relating to
                $10,000,000  in  original   principal  amount  of  9.38%  Senior
                Subordinated Notes due June 30, 2003. (Incorporated by reference to the  Registrant's  Form 10-Q for the  quarter  ended June 30,
                1995,  Commission  File No. 0-22910,  previously  filed with the
                Commission.)
    10.21       Lease Agreement as of June 6, 1995, between Professors' Fund III                   *
                Limited  Partnership and The Finance  Company  regarding  the premises  located at 6180  Cornerstone  Court  East,  San Diego,
                California.  (Incorporated by reference to the Registrant's Form
                10-Q for the quarter  ended June 30, 1995,  Commission  File No.
                0-22910, previously filed with the Commission.)
    10.22       Amendment to Employment  Agreement  between The Finance  Company                   *
                and  Ronald  G.  Tray dated  July 27,  1995  (effective  as of
                January 1, 1995). (Incorporated by reference to the Registrant's
                Form 10-Q for the quarter ended June 30, 1995,  Commission  File
                No. 0-22910, previously filed with the Commission.)
    10.23       Amendment No. 1 to note purchase agreement, dated as of June 30,                   *
                1995,  by and between  The  Finance  Company  and  Connecticut
                General  Life  Insurance  Company  ("CIGNA")  regarding  CIGNA's consent  to the  Company's  $25  million  credit  facility  with
                NationsBank. (Incorporated by reference to the Registrant's Form
                10-Q for the quarter ended  September 30, 1995,  Commission File
                No. 0-22910, previously filed with the Commission.)
    10.24       Amendment No. 8 to Note Purchase Agreement,  dated as of October                   *
                25,  1988,  by and between  The  Finance  Company  and  CIGNA regarding  CIGNA's  consent to the Company's $25 million  credit facility  with  NationsBank.  (Incorporated  by reference to the
                Registrant's Form 10-Q for the quarter ended September 30, 1995,
                Commission   File  No.  0-22910,   previously   filed  with  the
                Commission.)
    10.25       Second Amendment to Employment  Agreement between Ronald G. Tray                   *
                and The Finance Company dated  January 1, 1996.  (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)
    10.26       Amendment  No. 9 and Waiver  and  Forbearance  Agreement  by and                   *
                among The Finance Company,  CIGNA,  and certain  affiliates of
                CIGNA,  dated as of January 31,  1996,  relating to 13.5% Senior
                Subordinated   Notes.   (Incorporated   by   reference   to  the
                Registrant's  Form 10-K for the fiscal year ended  December  31,
                1995,  Commission  File No. 0-22910,  previously  filed with the
                Commission.)
    10.27       Amendment  No. 2 and Waiver  and  Forbearance  Agreement  by and                   *
                among The Finance Company,  CIGNA,  and certain  affiliates of
                CIGNA,  dated as of January 31,  1996,  relating to 9.38% Senior
                Subordinated Notes, dated as of January 31, 1996.  (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)
    10.28       Amended and Restated Motor Vehicle Installment Contract Loan and                   *
                Security Agreement dated December 20, 1996 between The Finance
                Company and General Electric Capital Corporation.  (Incorporated
                by reference to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)
    10.29       Amendment   No.  1  to  Amended  and  Restated   Motor   Vehicle                   *
                Installment  Contract Loan and Security  Agreement dated April
                4, 1997 by and between The Finance Company and General  Electric
                Capital   Corporation.   (Incorporated   by   reference  to  the
                Registrant's  Form 10-K for the fiscal year ended  December  31,
                1996,  Commission  File No. 0-22910,  previously  filed with the
                Commission.)
    10.30       TFC  Enterprises,  Inc.  Warrant to Purchase  Common Stock dated                   *
                December  20,  1996.  (Incorporated   by  reference  to  the
                Registrant's  Form 10-K for the fiscal year ended  December  31,
                1996,  Commission  File No. 0-22910,  previously  filed with the
                Commission.)
    10.31       Allonge to Warrant to Purchase Common Stock dated April 4, 1997.                  *
                (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended  December  31, 1996,  Commission  File No.
                0-22910, previously filed with the Commission.)
    10.32       TFC  Enterprises,  Inc.  Warrant to Purchase  Common Stock dated                  *
                April 4, 1997. (Incorporated  by reference to the Registrant's
                Form  10-K  for  the  fiscal  year  ended   December  31,  1996,
                Commission   File  No.  0-22910,   previously   filed  with  the
                Commission.)
    10.33       Amended and  Restated  Registration  Rights  dated April 4, 1997                  *
                between TFC Enterprises,  Inc. and General  Electric  Capital
                Corporation. (Incorporated by reference to the Registrant's Form
                10-K for the fiscal year ended  December  31,  1996,  Commission
                File No. 0-22910, previously filed with the Commission.)
    10.34       TFC   Enterprises,   Inc.   Guaranty   dated   April  4,   1997.                  *
                (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended  December  31, 1996,  Commission  File No.
                0-22910, previously filed with the Commission.)
    10.35       First  Community  Finance,  Inc.  Guaranty  dated April 4, 1997.                  *
                (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended  December  31, 1996,  Commission  File No.
                0-22910, previously filed with the Commission.)
    10.36       The  Insurance  Agency,  Inc.  Guaranty  dated  April  4,  1997.                  *
                (Incorporated by reference to the  Registrant's  Form 10-K for the fiscal year ended  December  31, 1996,  Commission  File No.
                0-22910, previously filed with the Commission.)
    10.37       Securities   Pledge   Agreement  dated  April  4,  1997  by  TFC                  *
                Enterprises,  Inc. and General Electric  Capital  Corporation.
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal  year  ended  December  31,  1996,  Commission  File  No.
                0-22910, previously filed with the Commission.)
    10.38       Security  Agreement dated April 4, 1997 between TFC Enterprises,                  *
                Inc., The Finance Company,  First Community Finance, Inc., The
                Insurance  Agency,   Inc.,  and  its  subsidiaries  and  General
                Electric Capital  Corporation  (Incorporated by reference to the
                Registrant's  Form 10-K for the fiscal year ended  December  31,
                1996,  Commission  File No. 0-22910,  previously  filed with the
                Commission.)
    10.39       Amendment  No. 3 and Waiver of Note  Agreement  by and among The                  *
                Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of April 4,  1997,  relating  to  13.5%  Senior  Subordinated
                Notes.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                0-22910, previously filed with the Commission.)
    10.40       Amendment  No. 10 and Waiver of Note  Agreement by and among The                  *
                Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of April 4,  1997,  relating  to 9.375%  Senior  Subordinated
                Notes.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                0-22910, previously filed with the Commission.)
      11        Statement re:  computation of per share earnings.  (Incorporated                  *
                by  reference  to the Registrant's  10-K for the fiscal  year ended December 31, 1997, Commission File No. 0-22910.)
      13        Annual report to security holders.                                                 **
      21        List of  subsidiaries  of TFC  Enterprises,  Inc.(Incorporated                     **
                by  reference  to the  Registrant's  10-K for the fiscal
                year ended December 31, 1997,  Commission  File No. 0-22910.)
      23        Consent of Ernst & Young LLP.                                                      **
     99.1       The Financial  Statements  and notes thereto which appear on                       **
                pages 20 through 38 of TFC  Enterprises,  Inc.  1997
                Annual Report to  Shareholders  (filed as Exhibit 13 to this
                Form 10-K) are incorporated herein by reference.
     99.2       Financial Statement Schedule I.                                                    **


* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**       Filed herewith.