Form 10-Q
period 1998-06-30
TFC ENTERPRISES INC
filed 1998-08-14
CIK 913958

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

                  For the Quarterly Period Ended June 30, 1998

                           Commission File No. 0-22910

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

                                  Yes_X_No____


As of August 13, 1998, there were 11,312,335 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                    REPORT ON FORM 10-Q FOR THE THREE MONTHS
                       AND SIX MONTHS ENDED JUNE 30, 1998


                Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                          Page No.

Financial Highlights                                                           3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                                  4
  Consolidated Statements of Income                                            5
  Consolidated Statements of Changes in Shareholders' Equity                   7
  Consolidated Statements of Cash Flows                                        8

Notes to Consolidated Financial Statements                                     9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                          11

Part II - Other Information

Legal Proceedings (Item 1)                                                    17

Submission of Matters to a Vote of Security Holders (Item 4)                  17

Exhibits and Reports on Form 8-K (Item 6)                                     17

Signatures                                                                    18

Index to Exhibits                                                             19

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)

----------------------------------------------------- ---------------------------------- ----------------------------------
                                                                     Three months                         Six months
(dollars in thousands, except                                        ended June 30,                     ended June 30,
 per share amounts)                                                1998             1997              1998             1997
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Net income                                                      $   962          $   699            $1,303          $   895
Basic net income per common share                               $   .09          $   .06           $   .12          $   .08
Diluted net income per common share                             $   .08          $   .06           $   .11          $   .08
Weighted-average common shares outstanding (in
thousands)                                                       11,293           11,290            11,292           11,290
Adjusted weighted-average common shares and assumed
conversions (in thousands)                                       12,149           11,704            11,989           11,532
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Performance ratios (annualized, as
appropriate)

Return on average common equity                                   12.07%            9.12%             8.25%            5.90%
Return on average assets                                           2.43             1.87              1.68             1.18
Yield on interest-earning assets                                  22.73            21.73             22.18            21.34
Cost of interest-bearing liabilities                              10.56            10.99             10.72            10.63
Net interest margin                                               15.08            13.63             14.45            13.47
Operating expense as a percentage of
 average interest-earning assets                                  13.00            12.95             13.22            12.75
Total net charge-offs to average
  gross contract receivables
  net of unearned interest                                        15.47            19.98             16.78            20.53
60+ days delinquencies to period-end
  gross contract receivables                                       6.20             8.13              6.20             8.13
Total allowance and nonrefundable reserve
  to period-end gross contract receivables
  net of unearned interest                                        13.44            15.66             13.44            15.66
Equity to assets, period end                                      19.84            21.03             19.84            21.03
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Average balances:
Interest-earning assets (a)                                    $165,451         $149,857          $161,618         $153,814
Total assets                                                    158,491          149,380           154,960          152,286
Interest-bearing liabilities                                    119,786          110,350           116,516          114,011
Equity                                                           31,860           30,641            31,575           30,326
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
(a)   Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.


                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,                Dec 31,
(dollars in thousands)                                     1998                   1997
                                                        -------                --------
Assets
Cash and cash equivalents                               $ 2,920              $   1,975
Net contract receivables                                144,868                128,503
Recoverable income taxes                                     38                  1,229
Property and equipment, net                               2,022                  2,297
Intangible assets, net                                   11,524                 12,070
Deferred income taxes                                       188                    188
Other assets                                              1,773                  1,571
                                                         ------                -------
  Total assets                                         $163,333               $147,833
                                                       ========               ========

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                             $ 114,662               $ 98,572
Subordinated notes, net                                  10,237                 11,214
Accounts payable and accrued expenses                     2,474                  2,841
Income taxes                                              2,075                  2,075
Refundable dealer reserve                                 1,405                  1,987
Other liabilities                                            69                     64
                                                        --------               --------
  Total liabilities                                     130,922                116,753

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none outstanding                             --                     --
Common stock, $.01 par value, 40,000,000 shares
   authorized; 11,301,807 and 11,290,308 shares
   outstanding, respectively                                 49                     49
Additional paid-in capital                               55,872                 55,844
Retained deficit                                        (23,510)               (24,813)
                                                        --------               -------
  Total shareholders' equity                             32,411                 31,080
                                                        --------               -------
  Total liabilities and shareholders' equity           $163,333               $147,833
                                                       ========               =========


  See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                                  Six
                                                                                             months ended
                                                                                             -------------
                                                                                       June 30,            June 30,
(in thousands, except per share amounts)                                                   1998                1997
------------------------------------------------------------------------------- ---------------- -------------------
Interest and other finance revenue                                                      $17,921             $16,415
Interest expense                                                                          6,243               6,059
------------------------------------------------------------------------------- ---------------- -------------------
    Net interest revenue                                                                 11,678              10,356
Provision for credit losses                                                                 320                 252
------------------------------------------------------------------------------- ---------------- -------------------
    Net interest revenue after provision for credit losses                               11,358              10,104

Other revenue:
Commissions on ancillary products                                                           481                 412
Other                                                                                       148                 182
------------------------------------------------------------------------------- ---------------- -------------------
  Total other revenue                                                                       629                 594
------------------------------------------------------------------------------- ---------------- -------------------

Operating expense:

Salaries                                                                                  5,443               4,836
Employee benefits                                                                           973                 696
Occupancy                                                                                   443                 451
Equipment                                                                                   616                 629
Amortization of intangible assets                                                           546                 546
Other                                                                                     2,663               2,645
------------------------------------------------------------------------------- ---------------- -------------------
    Total operating expense                                                              10,684               9,803
------------------------------------------------------------------------------- ---------------- -------------------
Income before income taxes                                                                1,303                 895
Provision for (benefit from) income taxes                                                    --                  --
------------------------------------------------------------------------------- ---------------- -------------------
    Net income                                                                        $   1,303            $    895
------------------------------------------------------------------------------- ---------------- -------------------

Net income per common share:
Basic                                                                                   $   .12             $   .08
Diluted                                                                                 $   .11             $   .08
------------------------------------------------------------------------------- ---------------- -------------------



See accompanying Notes to Consolidated Financial Statements.

                               Three months ended
------------------- -------------------------- ---------------------------
         June  30,                  March 31,                   June  30,
              1998                       1998                        1997
------------------- -------------------------- ---------------------------
           $ 9,401                    $ 8,520                     $ 8,140
             3,163                      3,080                       3,032
------------------- -------------------------- ---------------------------
             6,238                      5,440                       5,108
               199                        121                         160
------------------- -------------------------- ---------------------------
             6,039                      5,319                       4,948

               237                        243                         158
                64                         85                         160
------------------- -------------------------- ---------------------------
               301                        328                         318
------------------- -------------------------- ---------------------------

             2,761                      2,682                       2,393
               490                        483                         373
               221                        222                         214
               311                        305                         335
               273                        273                         273
             1,322                      1,341                       1,262
------------------- -------------------------- ---------------------------
             5,378                      5,306                       4,850
------------------- -------------------------- ---------------------------
               962                        341                         416
                --                         --                       ( 283)
------------------- -------------------------- ---------------------------
          $    962                   $    341                    $    699
------------------- -------------------------- ---------------------------

          $    .09                   $    .03                    $    .06
          $    .08                   $    .03                    $    .06
------------------- -------------------------- ---------------------------

                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                            Six months ended

                                                                 June 30,
                                                             -----------------


(in thousands)                                      1998              1997
                                                    ----              ----
Common stock
Balance at end of period                            $ 49              $ 49
                                                      ==                ==


Additional paid-in capital
Balance at beginning of period                   $55,844           $55,333
  Stock options exercised                             28                --
  Issuance of warrants                                --               511
                                                 --------          --------
Balance at end of period                        $ 55,872          $ 55,844
                                                 =======           =======

Retained deficit
Balance at beginning of period                  $(24,813)         $(25,520)
  Net income (a)                                   1,303               895
                                                 -------         -------
Balance at end of period                        $(23,510)         $(24,625)
                                                 =======           =======


See accompanying Notes to Consolidated Financial Statements.

(a) There are no adjustments to net income to determine comprehensive income for the periods presented. For the three months ended June 30, 1998 comprehensive income was $1.0 million.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six months ended
                                                                                                   June   30,
                                                                                                -----------------
(in thousands)                                                                               1998              1997
                                                                                             ----              ----
Operating activities
Net income                                                                                 $1,303             $ 895
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                           546               546
  Depreciation and other amortization                                                         498               457
  Provision for credit losses                                                                 320               252
  Changes in operating assets and liabilities:
    Decrease in recoverable income taxes                                                    1,191             4,589
    Increase in other assets                                                                (150)             (909)
    (Decrease) increase in accounts payable and accrued expenses                            (367)               483
    Decrease in refundable dealer reserve                                                   (582)             (393)
    Increase in other liabilities                                                               5               450
                                                                                            -----             -----
      Net cash provided by operating activities                                             2,764             6,370
                                                                                            -----             -----

Investing activities
Net cost of acquiring contract receivables                                               (63,108)          (48,197)
Repayment on contract receivables                                                          46,423            52,407
Purchases of property and equipment, net                                                    (123)             (147)
                                                                                          -------            ------
   Net cash (used in) provided by investing activities                                   (16,808)             4,063

Financing activities
Net borrowings on revolving lines of credit                                                15,961            17,183
Payments on term notes                                                                         --          (19,464)
Payments on automobile receivables-backed notes                                                --           (9,476)
Borrowings on term note                                                                        --               400
Payments on subordinated notes                                                            (1,000)                --
Decrease in restricted cash                                                                    --             1,721
Proceeds from stock options exercised                                                          28                --
                                                                                           ------            ------
  Net cash provided by (used in) financing activities                                      14,989          ( 9,636)
                                                                                           ------          -------
Increase in cash and cash equivalents                                                         945               797
Cash and cash equivalents at beginning  of period                                           1,975             2,688
                                                                                            -----             -----
Cash and cash equivalents at end of period                                                $ 2,920           $ 3,485
                                                                                          =======           =======
Supplemental disclosures:
Interest paid                                                                              $5,592            $5,533
Noncash transaction:
Issuance of stock warrants                                                                 $   --            $  511
See accompanying Notes to Consolidated Financial Statements.


                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements


1. Summary of significant accounting policies

Organization and business

   TFC Enterprises, Inc. ("TFCE") is a holding company which owns two primary subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point of sale" purchase) and on a portfolio basis ("portfolio" purchase). Based in Norfolk, Virginia, TFC also has offices in Killeen, Texas;
Jacksonville, Florida; Tacoma, Washington and San Diego, California. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates branch offices in Virginia and North Carolina.

Basis of presentation

   The unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.


2. Contract receivables

The following is a summary of contract receivables as of June 30, 1998, and December 31, 1997:


                                    June 30,              Dec. 31,
                                      1998                  1997
                                     -------              -------
(In thousands)
Contract receivables:
  Auto finance                      $193,161              $171,356
  Consumer finance                   14,242                 12,886
                                     -------                ------
    Gross contract receivables       207,403               184,242
Less:
  Unearned interest revenue           34,233                27,549
  Unearned discount                    2,727                   729
  Unearned commissions                   692                   672
  Unearned service fees                  993                   629
  Payments in process                   (18)                 2,617
  Escrow for pending acquisitions        630                   514
  Allowance for credit losses            744                   684
  Nonrefundable reserve               22,534                22,345
                                      ------                ------
    Net contract receivables        $144,868              $128,503
                                    ========              ========

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


2. Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three and six months ended June 30, 1998 and 1997 were as follows:

                                                                      Three months ended                Six months ended
                                                                           June 30,                         June 30,
                                                                           --------                         --------
(in thousands)                                                            1998             1997            1998             1997
                                                                          ----             ----            ----             ----

Balance at beginning of period                                         $22,196          $24,561         $23,029          $28,575
  Provision for credit losses                                              199              160             320              252
  Allocation for credit losses                                           7,370            5,635          13,623            9,625
  Charge-offs                                                           (7,706)          (8,592)        (16,128)         (17,903)
  Recoveries                                                             1,219            1,257           2,434            2,472
                                                                         -----            -----           -----            -----
Balance at end of period                                               $23,278         $ 23,021         $23,278         $ 23,021
                                                                       =======         ========         =======         ========


3. Computation of basic and diluted net income per common share

Basic and diluted net income per common share for the three and six months ended June 30, 1998 and 1997 were as follows:

                                                                   Three months ended                    Six months ended
                                                                        June 30,                             June 30,
                                                                        --------                             --------
(in thousands, except per share amounts)                           1998             1997              1998             1997
                                                                   ----             ----              ----             ----
Numerator:
Net income                                                     $    962         $    699            $1,303            $ 895
Denominator for basic net income per common
share-weighted-average shares                                    11,293           11,290            11,292           11,290
Effect of dilutive securities:
  Warrants                                                          656              374               552              195
  Employee stock options                                            200               40               145               47
                                                                    ----           -----             ------          ------
 Denominator for diluted net income per
common share- adjusted weighted-average                          12,149           11,704            11,989           11,532
                                                                 ------           ------            ------           ------
shares and assumed conversions
 Basic net income per common share                            $     .09        $     .06           $   .12           $  .08
                                                               ========         ========            ======           ======

 Diluted net income per common share                          $     .08        $     .06           $   .11           $  .08
                                                               ========         ========            ======           ======

                              TFC ENTERPRISES, INC.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations


Cautionary   statement  under  the  "Safe-Harbor"   provisions  of  the  Private
Securities Litigation Reform Act of 1995: Included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale and portfolio purchases, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the word "believes," "anticipates," "plans," "expects,", "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company's dependence on its line of credit, intense competition within its markets, the fluctuating interest rates associated with its line of credit and the impact of installment contract defaults. Please refer to a discussion of these and other factors in this Report and the Company's other Commission filings. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


                              Results Of Operations

    Net income for the second quarter of 1998 increased to $1.0 million, or $.09 per common share, compared to net income of $0.7 million, or $.06 per common share, in the second quarter of 1997. Net income for the first six months of 1998 increased to $1.3 million, or $.12 per common share, compared to net income of $0.9 million, or $.08 per common share, for the first six months of 1997. The primary reasons for the increased 1998 income was improved performance of the Company's contract portfolio giving rise to an increased net interest margin resulting from an increase in yield on interest earning assets compared to the similar period in 1997.

Volume

    Gross contracts purchased or originated totaled $57.6 million in the second quarter of 1998, or 35% above the $42.7 million purchased in the second quarter of 1997. For the first six months of 1998, gross contracts purchased or originated totaled $108.9 million, or 41% above the $77.0 million purchased during the first half of 1997. The increase in gross contract purchases in the second quarter and first six months of 1998, relative to the comparable periods in 1997, was primarily attributable to a $38.0 million increase in point-of-sale purchases, resulting from increased emphasis on this line of business. Although management has not decreased emphasis on the portfolio business line, the Company is facing increased competition in the portfolio business line which, places an increased pressure on the market pricing and economics of portfolio purchases.

                              TFC ENTERPRISES, INC.


Gross contracts purchased or originated were as follows for the three months and six ended June 30, 1998 and 1997:

Gross contract volume                                              Three months ended                 Six months ended
                                                                       June 30,                            June 30,
(dollars in thousands)                                            1998              1997             1998           1997
                                                                  ----              ----             ----           ----
Contracts purchased or originated:
  Auto finance:
    Point of sale                                              $35,208           $19,448          $73,084           $35,123
    Portfolio                                                   17,427            19,412           27,652            35,817
 Consumer finance                                                4,961             3,823            8,181             6,090
                                                                 -----             -----            -----             -----
   Total                                                       $57,596           $42,683         $108,917           $77,030
                                                               =======           =======         ========           =======

Number of contracts purchased or originated:
  Auto finance:
    Point of sale                                                2,856             1,737            5,935             3,147
    Portfolio                                                    3,767             3,811            5,690             7,083
 Consumer finance                                                2,741             2,070            4,504             3,173
                                                                 -----             -----            -----             -----
    Total                                                        9,364             7,618           16,129            13,403
                                                                 =====             =====           ======            ======


Net interest revenue

    Net interest revenue for the second quarter of 1998 totaled $6.2 million, an increase of 22% compared with $5.1 million in the prior-year period. For the first half of 1998, net interest revenue was $11.7 million, up 13% from $10.4 million in the first six months of 1997. The increases were primarily attributable to an increase in interest-earning assets and an increase in the net interest spread.

    The yield on interest-earning assets was 22.73%, in the second quarter 1998, compared to 21.73% in the second quarter of 1997. For the first half of 1998, the yield on interest earning assets was 22.18% compared to 21.34% for the first half of 1997. The increase was primarily attributable to an increase in the amount of contract purchase discount accreted to interest revenue as a yield enhancement which was $0.7 for the first six months of 1998 and $0.2 million for the first quarter of 1998.

                              TFC ENTERPRISES, INC.

The following table summarizes net interest revenue and the net interest margin for the three months and six months ended June 30, 1998 and 1997:


                                                                   Three months ended                   Six moths ended
                                                                       June 30,                             June 30,
(dollars in thousands)                                             1998              1997             1998             1997
                                                                   ----              ----             ----             ----
Average interest-earning assets (a)                           $ 165,451         $ 149,857        $ 161,618        $ 153,814
Average interest-bearing liabilities                            119,786           110,350          116,516          114,011
                                                               --------           -------          -------          -------
Net interest-earning assets                                   $  45,665         $  39,507        $  45,102        $  39,803
                                                                 ======            ======           ======           ======

Interest revenue                                              $   9,401            $8,140        $  17,921        $  16,415
Interest expense                                                  3,163             3,032            6,243            6,059
                                                                  -----             -----            -----            -----
Net interest revenue                                          $   6,238            $5,108        $  11,678        $  10,356
                                                                  =====             =====          =======          =======

Yield on interest-earning assets                                  22.73%            21.73%           22.18%           21.34%
Cost of interest-bearing liabilities                              10.56             10.99            10.72            10.63
                                                                  -----             -----            -----            -----
Net interest spread                                               12.17%            10.74%           11.46%           10.71%
                                                                  =====             =====            =====            =====

Net interest margin (b)                                           15.08%            13.63%           14.45%           13.47%
                                                                  =====             =====            =====            =====

(a)Average  gross   contract   receivables   net  of
   unearned interest revenue and unearned  discount.
(b)Net interest margin is net interest revenue divided by average interest earning assets.

 Operating expense

       Operating expense was $5.4 million in the second quarter of 1998, compared with $4.9 million in the second quarter of 1997, an increase of 10%. For the first six months of 1998, operating expense totaled $10.7 million, an increase of 9% compared to $9.8 million in the first half of 1997. The increases in operating expense in the second quarter and first six months of 1998 reflects increased salary and benefit expenses related to additional marketing personnel as well as the operating expenses associated with the opening of three First Community Finance branches in the last six months of 1997.

Provision for income taxes

       The Company recorded no income provision in the first six months of 1998. The Company anticipates the reversal of a portion of the deferred tax valuation allowance recorded at year end 1997 will offset the tax expense related to the estimated income for fiscal year 1998.

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

                              TFC ENTERPRISES, INC.

                               Financial Condition
                               -------------------

Assets

    Total assets increased by $15.5 million, or 10%, to $163.3 million at June 30, 1998, from $147.8 million at December 31, 1997. The increase was primarily attributable to an increase in net contract receivables.

The following table summarizes net contract receivables at June 30, 1998, and December 31, 1997:


Net contract receivables                        June 30,              Dec. 31,
(in thousands)                                     1998                  1997
Auto finance:
  Point-of-sale                                $ 93,825              $ 75,197
  Portfolio                                      38,014                41,612
Consumer finance                                 13,029                11,694
                                                 ------                ------
    Total                                     $ 144,868              $128,503
                                                =======               =======


Liabilities

    Total liabilities were $130.9 million at June 30, 1998, a increase of $14.2 million, or 12%, from December 31, 1997. The increase in liabilities from year-end 1997 primarily reflected increased borrowings under the Company's credit facilities, which, in turn, resulted from growth in net contract receivables.

                           Credit Quality and Reserves
                           ---------------------------

Auto finance contract receivables-Net charge-offs

    Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $6.4 million in the second quarter of 1998, representing an annualized rate of 16.47% of average contract receivables net of unearned interest revenue. This compares to $7.2 million, or 21.16%, in the second quarter of 1997. For the first six months of 1998, net charge-offs were $13.5 million, or 17.93%, of average contract receivables net of unearned interest revenue. This compares to $15.2 million, or 21.51%, of average net contract receivables net of unearned interest revenue in the first six months of 1997. Both improved credit quality and servicing have impacted the reduction in charge-off.

Auto finance contract receivables-Provision for credit losses

    The Company's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. Improved credit quality and servicing of the Company's auto finance contracts eliminated the need for a loss provision for all of 1997 and the first and second quarter of 1998. Provision for credit losses is dependent on a number of factors, including the level and trend of delinquencies and net charge-offs, the amount of nonrefundable and refundable dealer reserves and the overall economic conditions in the markets in which the Company operates. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses or that existing provisions will prove to be adequate.


                              TFC ENTERPRISES, INC.

Auto finance contract receivables- Reserves

    At June 30, 1998, the combination of the Company's allowance for credit losses and nonrefundable dealer reserve totaled $22.5 million, or 14.2%, of contract receivables net of unearned interest revenue. This compares to $22.3 million, or 15.5%, at December 31, 1997. In addition, the Company's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $1.4 million at June 30, 1998, compared to $2.0 million at December 31, 1997. The decrease in reserves and in the percentage of reserves to contract receivables in 1998, compared to 1997, is the result of the improved credit quality of the contracts.

Consumer finance charge-offs, provision for credit losses and reserves

    Net charge-offs to the allowance for credit losses were $0.1 million in the second quarter of 1998 and 1997, representing an annualized rate of 1.9% and 4.2% of average gross contract receivables net of unearned interest revenue, respectively. For the first six months of 1998 and 1997, net charge-offs to the allowance for credit losses were $0.2 million, representing an annualized rate of 3.0% and 4.2%, respectively. The provision for credit losses was $0.2 million for the second quarter of 1998 and 1997 and the allowance for credit losses was $0.7 million or 5.3% of outstanding gross contract receivables at June 30, 1998 and December 31, 1997. For the first six months of 1998 and 1997, the provision for credit losses was $0.3 million. Management has established the level of allowance that it considers to be adequate based on FCF's experience through June 30, 1998.

Charge-offs net of recoveries for the three months and six months ended June 30, 1998 and 1997, were as follows:

 Net charge-offs           Three months ended                  Six months ended
                               June 30,                            June 30,
                           ------------------                   ----------------
(in thousands)
                         1998           1997                 1998         1997
Auto finance:           ------          ----                 ----         ----
  Point-of-sale
  Portfolio            $3,499         $5,200                $ 6,954     $12,104
Consumer finance        2,843          2,031                  6,482       3,143
                          145            106                    258         186
    Total                -----         -----                  -----       -----
                       $6,487        $ 7,337                $13,694     $15,433
                       ======        =======                =======     =======

Delinquencies

     Gross auto finance contract receivables that were 60 days or more past due totaled $12.4 million, or 6.4% of gross auto finance contract receivables at June 30, 1998, compared to $15.9 million, or 9.3%, at December 31, 1997. This improvement in delinquency was the result of improved underwriting and increased collection efforts.

     Gross consumer finance receivables that were 60 days or more past due totaled $0.4 million, or 3.1% of gross receivables at June 30, 1998, and at December 31, 1997.

Delinquency at June 30, 1998, and December 31, 1997, were as follows:

Delinquency                                               June 30,    Dec. 31,
(dollars in thousands)                                        1998        1997
                                                             -----        ----
Gross contract receivables 60 days and over delinquent     $12,869    $ 16,310
Gross contract receivables                                 207,403     184,242
Percent                                                       6.20%       8.85%



                              TFC ENTERPRISES, INC.

                         Liquidity and Capital Resources

Liquidity management

     As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents increased by $0.9 million in the first six months of 1998, to $2.9 million at June 30, 1998. The increase reflected $15.0 million of net cash provided by financing activities and $2.8 million of net cash provided by operating activities, partially offset by $16.8 million of net cash used in financing activities. Net cash used in investing activities principally reflected $16.7 million in net contract receivable purchases. Cash provided by financing activities primarily reflected $16.0 million of net borrowings on the Company's revolving lines of credit and subordinated debt. In the first half of 1998 and 1997, the combination of cash on hand and net cash provided by operating and financing activities was sufficient to fund business volume.



                             New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

Suit was filed against the Company in the case of Hinkston v The Finance Company on May 30, 1997 in the Court of Common Pleas of Hamilton County, Ohio. Plaintiff asserts violations of the Ohio Retail Installment Sales Act ("RISA") by the Company. Plaintiff contends that the discount taken by the Company when purchasing retail installment sales contracts from point-of-sale dealers should be considered part of the finance charge, disclosed as such, and failure to make such disclosure violates RISA. Plaintiff seeks to certify this case as a class action with Ms. Hinkston representing a class of "All persons, excluding all current and former officers, directors, and employees of Defendant (the Company), who obtained financing from Defendant for the purchase in Ohio of used vehicles in "point-of-sale" transactions during the period May 30, 1991, through May 30, 1997." The Company will vigorously defend against these claims. A hearing on Plaintiff's Motion for Class Certification is set for August 28, 1998.

ITEM 4.   Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of TFC Enterprises, Inc. was held on May 12, 1998, to consider two matters of business. The matters brought before the shareholders and the voting results were as follows:

Election of Director
                                                                  Broker
                                For         Against   Abstain   Non-votes*
   Andrew M. Ockershausen    9,226,443      291,885        --        --

   The following directors' terms of office as a director continued after the meeting: Douglas E. Bywater, Walter S. Boone, Robert S. Raley, Jr., Philip R. Smiley, and Linwood R. Watson.

Ratification of the Appointment of Auditors
                                                               Broker
                              For       Against   Abstain    Non-votes*
   Ernst & Young LLP       9,168,540    345,980    3,800        --

* "Broker non-votes" occur where a broker holding stock in street name does not vote those shares.

ITEM 6.   Exhibits and Reports of Form 8-K

  a)      Exhibits

                    10.1 Floating Rate Debenture with Voyager Life Insurance Company dated June 8, 1998 relating to $1.0 million in original principal amount at prime plus 1% due January 8, 2001. Including a security agreement dated June 8, 1998 providing a security interest in credit insurance commissions payable and contingent compensation credit.

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


                                             TFC ENTERPRISES, INC.
                                             (Registrant)



Date: August 13, 1998                      By:/s/ Robert S. Raley, Jr.
                                              ------------------------
                                                  Robert S. Raley, Jr.
                                           Chairman, President and
                                           Chief Executive Officer
                                           and Director




Date: August 13, 1998                      By:/s/ Craig D. Poppen
                                              ------------------------
                                                  Craig D. Poppen
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           of the Registrant)

                                Index to Exhibits



Exhibit No.                     Description

    10.1 Floating Rate Debenture with Voyager Life Insurance Company dated June 8, 1998 relating to $1.0 million in original principal amount at prime plus 1% due January 8, 2001. Including a security agreement dated June 8, 1998 providing a security interest in credit insurance commissions payable and contingent compensation credit.


    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.