Form 10-Q
period 1998-09-30
TFC ENTERPRISES INC
filed 1998-11-16
CIK 913958

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                        AND EXCHANGE COMMISSION VIA EDGAR
---------------------------------------------------------------------------


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

               For the Quarterly Period Ended September 30, 1998

                           Commission File No. 0-22910

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

                               Yes  X   No
                                   ----    -----
As of November 13, 1998, there were 11,404,882 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                     REPORT ON FORM 10-Q FOR THE THREE MONTHS
                     AND NINE MONTHS ENDED SEPTEMBER 30, 1998


               Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                        Page No.
------------------------------                                        --------

Financial Highlights                                                      3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                             4
  Consolidated Statements of Operations                                   5
  Consolidated Statements of Changes in Shareholders' Equity              7
  Consolidated Statements of Cash Flows                                   8

Notes to Consolidated Financial Statements                                9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                     12

Part II - Other Information
---------------------------

Legal Proceedings (Item 1)                                               20

Exhibits and Reports on Form 8-K (Item 6)                                20

Signatures                                                               21

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)

-------------------------------------------------------------------------------------

                                             Three months              Nine months
                                                ended                     ended
(dollar amounts in thousands,                September 30,            September 30,
 except per share amounts)                  1998         1997        1998       1997
-------------------------------------------------------------------------------------
Net income (loss)                        $ 1,349       $ (70)     $ 2,651      $ 825
Basic net income (loss) per common
share                                        .12        (.01)         .23        .07
Diluted net income (loss) per
common share                                 .11        (.01)         .22        .07
Weighted-average common shares
outstanding (in thousands)                11,334       11,290      11,308     11,290
Adjusted weighted-average common
shares and assumed conversions (in
thousands)                                12,199       11,677      12,064     11,590
-------------------------------------------------------------------------------------
Performance ratios (annualized,
as appropriate):

Return on average common equity            16.28%          NM      11.01%      3.59%
Return on average assets                    3.24           NM        2.23        .73
Yield on interest-earning assets           23.17       21.11%       22.53      21.27
Cost of interest-bearing liabilities       10.52        11.25       10.66      10.82
Net interest margin                        15.49        13.01       14.82      13.32
Operating expense as a percentage
of average interest-earning assets         12.58        13.21       13.00      12.90
Total net charge-offs to average
gross contract receivables net of
unearned interest                          17.69        16.19       17.11      19.10
60+ days delinquencies to
period-end gross contract
receivables                                 5.57         8.66        5.57       8.66
Total allowance and nonrefundable
reserve to period-end gross
contract receivables net of
unearned interest                          12.53        15.17       12.53      15.17
Equity to assets, period end               19.85        21.94       19.85      21.94
-------------------------------------------------------------------------------------
Average balances:
Interest-earning assets (a)             $174,249     $147,261    $165,788   $151,609
Total assets                             166,337      145,002     158,674    149,739
Interest-bearing liabilities             127,187      106,001     119,946    111,361
Equity                                    33,135       31,277      32,116     30,612
-------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
NM - Not meaningful

(a) Average interest-bearing deposits and gross contract receivables net of unearned interest revenue and unearned discount.

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                      Sept. 30,     Dec. 31,
(dollars in thousands)                                     1998         1997
                                                           ----         ----
Assets
Cash and cash equivalents                               $ 1,890       $ 1,975
Net contract receivables                                153,737       128,503
Recoverable income taxes                                     38         1,229
Property and equipment, net                               1,930         2,297
Intangible assets, net                                   11,251        12,070
Deferred income taxes                                       188           188
Other assets                                              1,823         1,571
                                                          -----         -----
   Total assets                                        $170,857       $147,833
                                                       --------       --------

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                              $120,037      $ 98,572
Subordinated notes                                       10,819        11,214
Accounts payable and accrued expenses                     2,847         2,841
Income taxes                                              2,075         2,075
Refundable dealer reserve                                 1,102         1,987
Other liabilities                                            69            64
                                                        -------       -------
  Total liabilities                                     136,949       116,753

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                               --            --
Common stock, $.01 par value, 40,000,000 shares
authorized;      11,404,882 and 11,290,308 shares
outstanding, respectively                                    49            49
Additional paid-in capital                               56,021        55,844
Retained deficit                                        (22,162)      (24,813)
                                                        -------       -------
    Total shareholders' equity                           33,908        31,080
                                                         ------        ------
      Total liabilities and shareholders' equity       $170,857      $147,833
                                                       --------      --------

See accompanying Notes to Consolidated Financial Statements.

                               TFC ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)




                                                    Nine months ended
                                                Sept. 30,      Sept. 30,
(in thousands, except per share amounts)             1998           1997
-------------------------------------------------------------------------
Interest and other finance revenue               $ 28,015       $ 24,185
Interest expense                                    9,590          9,040
-------------------------------------------------------------------------
    Net interest revenue                           18,425         15,145
Provision for credit losses                           491            466
-------------------------------------------------------------------------
    Net interest revenue after provision
     for credit losses                             17,934         14,679

Other revenue:
Commission on ancillary products                      688            587
Other                                                 193            226
-------------------------------------------------------------------------
    Total other revenue                               881            813
-------------------------------------------------------------------------
Operating expense:
Salaries                                            8,170          7,233
Employee benefits                                   1,485          1,086
Occupancy                                             671            668
Equipment                                             927            930
Amortization of intangibles                           819            819
Other                                               4,092          3,931
-------------------------------------------------------------------------
    Total operating expense                        16,164         14,667
-------------------------------------------------------------------------
Income (loss) before income taxes                   2,651            825
Provision for income taxes                             --             --
-------------------------------------------------------------------------
    Net income (loss)                             $ 2,651          $ 825
-------------------------------------------------------------------------

Net income (loss) per common share:
Basic                                               $ .23          $ .07
Diluted                                               .22            .07
-------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                                                                           Three months ended
                                         -------------------------------------------------------------------------
                                            Sept. 30,           June  30,           March 31,           Sept. 30,
(in thousands, except per share amounts)         1998                1998                1998               1997
------------------------------------------------------------------------------------------------------------------
Interest and other finance revenue            $10,094             $ 9,401              $ 8,520             $ 7,770
Interest expense                                3,347               3,163                3,080               2,981
------------------------------------------------------------------------------------------------------------------
    Net interest revenue                        6,747               6,238                5,440               4,789
Provision for credit losses                       171                 199                  121                 214
------------------------------------------------------------------------------------------------------------------
    Net interest revenue after provision        6,576               6,039                5,319               4,575
     fr credit losses
Other revenue:
Commission on ancillary products                  208                 237                  243                 176
Other                                              44                  64                   85                  42
------------------------------------------------------------------------------------------------------------------
    Total other revenue                           252                 301                  328                 218
------------------------------------------------------------------------------------------------------------------

Operating expense:
Salaries                                        2,727               2,761                2,682               2,397
Employee benefits                                 512                 490                  483                 390
Occupancy                                         227                 221                  222                 216
Equipment                                         311                 311                  305                 300
Amortization of intangibles                       273                 273                  273                 273
Other                                           1,429               1,322                1,341               1,287
-----------------------------------------------------------------------------------------------------------------
    Total operating expense                     5,479               5,378                5,306               4,863
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes               1,349                 962                  341                (70)
Provision for income taxes                         --                  --                  --                  --
-----------------------------------------------------------------------------------------------------------------
    Net income (loss)                         $ 1,349               $ 962                $ 341               $(70)
-----------------------------------------------------------------------------------------------------------------

Net income (loss) per common share:
Basic                                           $ .12               $ .09                $ .03              $(.01)
Diluted                                           .11                 .08                  .03               (.01)


TFC ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                              Nine months ended
                                                                  Sept. 30,
(in thousands)                                                 1998        1997
                                                               ----        ----
Common stock
Balance at end of period                                  $     49     $     49

Additional paid-in capital
Balance at beginning of period                              55,844       55,333
  Stock options exercised                                      177          --
  Issuance of warrants                                         --           511
                                                          -------     ---------
Balance at end of period                                  $ 56,021     $ 55,844
                                                          ========     ========

Retained deficit
Balance at beginning of period                            $(24,813)    $(25,520)
  Net income (loss)                                          2,651          825
                                                          --------     --------
Balance at end of period                                  $(22,162)    $(24,695)
                                                          ========     ========


See accompanying Notes to Consolidated Financial Statements.


(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

                              TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine months ended
                                                                  Sept 30,
                                                                  --------
(In thousands)                                                 1998        1997
                                                               ----        ----
Operating activities
Net income                                                  $2,651        $ 825
Adjustments to reconcile net income to net cash
provided by operating activities:
  Amortization of intangible assets                            819          819
  Depreciation and other Amortization                        1,105          647
  Provision for credit losses                                  491          466
  Changes in operating assets and liabilities:
   Decrease in recoverable income taxes                      1,191        4,593
   Increase in other assets                                  (326)        (299)
   (Decrease) increase in accounts payable and
   accrued expenses                                              6      (1,450)
   Decrease in refundable dealer reserve                      (885)       (904)
   Increase in other liabilities                                 5         560
                                                             -----       -----
    Net cash provided by operating activities                5,057       5,257

Investing activities
Net cost of acquiring contract receivables                (95,925)    (72,722)
Repayment on contract receivables                           70,199      76,661
Purchase of property and equipment                           (217)       (220)
                                                           ------      ------
  Net cash (used in) provided by investing activities     (25,943)       3,719
Financing activities
Net borrowings on revolving lines of credit                 21,054      19,875
Net payments on subordinated notes                           (430)          --
Payments on term notes                                         --     (19,864)
Payments on automobile receivables-backed notes                --     (15,843)
Borrowings on term note                                        --          400
Decrease in restricted cash                                    --        5,532
Proceeds from stock options exercised                         177          --
                                                           ------     -------
  Net cash provided by (used in) financing activities      20,801      (9,900)
Decrease in cash and cash equivalents                        (85)        (925)
Cash and cash equivalents at beginning of period            1,975       2,688
                                                            -----       -----

Cash and cash equivalents at end of period                $ 1,890     $ 1,763
                                                          -------     -------
Supplemental disclosures:
Interest paid                                              $8,318      $8,317
Income taxes paid                                             --          --
Noncash transactions:
Issuance of stock warrants                                  $ --        $ 511
  See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

      1. Summary of significant accounting policies

      Organization and business

         TFC Enterprises, Inc. ("TFCE") is a holding company which owns two primary subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point of sale" purchase) and on a portfolio basis ("portfolio" purchase). Based in Norfolk, Virginia, TFC also has offices in Killeen, Texas; Jacksonville, Florida; Tacoma, Washington; San Diego, California; and Clarksville, Tennessee. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates branch offices in Virginia and North Carolina.

      Basis of presentation

         The unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

         In August, The Finance Company changed its charge off policy to better align TFC's policy with the industry. Prior to the change, it was generally TFC's policy to charge off, through reserves, all contract receivables which were both 180 days past due and which have had no significant payment activity for 90 days. TFC's current policy is to generally charge off, through reserves, all contract receivables which are 180 days past due without regard to recent payment history.

                              TFC ENTERPRISES, INC.
              Notes to Consolidated Financial Statements (continued)

      2. Contract receivables

      The following is a summary of contract receivables as of September 30, 1998 and December 31, 1997:
                                            Sept. 30,     Dec. 31,
      (In thousands)                             1998         1997
                                                 ----         ----
      Contract receivables
       Auto finance                           $204,172    $171,356
       Consumer finance                         14,632      12,886
                                                ------      ------
          Gross contract receivables           218,804     184,242
      Less:
      Unearned interest revenue                 36,457      27,549
      Unearned discount                          3,437         729
      Unearned commissions                         659         672
      Unearned service fees                      1,134         629
      Payments in process                            1       2,617
      Escrow for pending acquisitions              537         514
      Allowance for credit losses                  765         684
      Nonrefundable reserve                     22,077      22,345
                                              --------    --------
        Net contract receivables              $153,737    $128,503
                                              ========    ========


      Changes in the allowance for credit losses and nonrefundable reserve for the three and nine months ended September 30, 1998 and 1997 were as follows:



                                      Three months ended     Nine months ended
                                           September 30,       September 30,
                                           -------------       -------------
     (in thousands)                    1998        1997      1998     1997
                                       ----        ----      ----     ----
     Balance at beginning of period  $23,278     $23,021   $23,029  $28,575
       Provision for credit losses       171         214       491      466
       Allocation for credit losses    7,236       4,879    20,859   14,504
       Charge-offs                    (9,120)     (7,054)  (25,248) (24,957)
       Recoveries                      1,277       1,125     3,711    3,597
                                       -----        -----     -----    -----
     Balance at end of period        $22,842    $ 22,185   $22,842 $ 22,185
                                     =======    ========   ======= ========

                              TFC ENTERPRISES, INC.
              Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations

     3. Computation of basic and diluted net income per common share

     Basic and diluted net income per common share for the three and nine months ended September 30, 1998 and 1997 were as follows:


                                              Three months ended       Nine months ended
                                                 September  30,           September 30,
                                                 ---------  ---           -------------
     (in thousands, except per share amounts)   1998       1997        1998       1997
                                                ----       ----        ----       ----

     Numerator:
     Net income (loss)                       $  1,348    $  (70)     $ 2,651    $   825
     Denominator for basic net income per
     common share-weighted-average shares      11,334     11,290      11,308     11,290
     Effect of dilutive securities:
       Warrants                                   626        355         579        255
       Employee stock options                     239         32         177         45
                                                  ---   ------        ------     ------
      Denominator for diluted net income
        per common share-adjusted weighted-
       average shares and assumed conversions  12,199    11,677       12,064     11,590
                                               ------    ------        ------     ------
      Basic net income (loss) per common
       share                                $     .12   $  (.01)     $   .23      $ .07
                                               ------   -------          ---        ---
      Diluted net income (loss) per
       common share                         $     .11   $  (.01)     $   .22      $ .07
                                            ---------   ------         -----      -----

                              TFC ENTERPRISES, INC.
              Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations

     Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: Included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale and portfolio purchases, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the word "believes," "anticipates," "plans," "expects,", "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company's dependence on its line of credit, intense competition within its markets, the fluctuating interest rates associated with its line of credit and the impact of installment contract defaults. Please refer to a discussion of these and other factors in this Report and the Company's other Commission filings. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                              Results of Operations

          The net income for the third quarter of 1998 increased to $1.3 million, or $.12 per common share, compared to a net loss of $0.1 million, or $.01 per common share, in the third quarter of 1997. Net income for the first nine months of 1998 was $2.7 million, or $.23 per common share, compared to a net income of $0.8 million, or $.07 per common share, for the first nine months of 1997. The primary reasons for the increased 1998 income was continued improved performance of the Company's contract portfolio giving rise to an increased net interest margin resulting from the increase in yield on interest earning assets and decrease in cost of interest bearing liabilities compared to the similar period in 1997.

     Volume

           Gross contracts purchased or originated totaled $56.0 million in the third quarter of 1998, or 39% above the $40.3 million purchased in the third quarter of 1997. For the first nine months of 1998, gross contracts purchased or originated totaled $164.8 million, or 40% above the $117.3 million purchased during the first nine months of 1997. The increase in gross contract purchases in the third quarter and first nine months of 1998, relative to the comparable periods in 1997, was primarily attributable to the $52.6 million increase in point-of-sale purchases, resulting from continued emphasis on this line of business. Although management has not decreased emphasis on the portfolio business line, the Company is facing increased competition in the portfolio business line, which places an increased pressure on the market pricing and economics of portfolio purchases.

                              TFC ENTERPRISES, INC.

     Gross contracts purchased or originated were as follows for the three and nine months ended September 30, 1998 and 1997:

                                           Three months ended      Nine months ended
Gross contract volume                          September 30,          September 30,
                                               -------------          -------------
(dollars in thousands)                       1998         1997        1998     1997
                                             ----         ----        ----     ----

Auto finance:
    Point of sale                         $35,739     $21,109     $108,823   $56,232
    Portfolio                              15,857      15,907       43,509    51,724
 Consumer finance                           4,315       3,272       12,496     9,362
                                          -------     -------     --------  --------
   Total                                  $55,911     $40,288     $164,828  $117,318
                                          -------     -------     --------  --------

Number of contracts purchased or originated:
  Auto finance:
    Point of sale                           2,897       1,823        8,832     4,970
    Portfolio                               3,582       2,976        9,272    10,059
 Consumer finance                           2,440       1,804        6,944     4,977
                                            -----       -----        -----     -----
    Total                                   8,919       6,603       25,048    20,006
                                            -----       -----       ------    ------



     Net interest revenue

          Net interest revenue for the third quarter of 1998 totaled $6.7 million, an increase of 40% compared with $4.8 million in the third quarter of 1997. For the first nine months of 1998, net interest revenue was $18.4 million, up 22% from $15.1 million in the first nine months of 1997. The increases were primarily attributable to an increase in interest-earning assets and an increase in the net interest spread.

          The yield on interest-earning assets was 23.17%, in the third quarter of 1998, compared to 21.11% in the third quarter of 1997. For the first nine months of 1998, the yield on interest earning-assets was 22.53% compared to 21.27% for the first nine months of 1997. The increase was primarily attributable to an increase in the amount of contract purchase discount accreted to interest revenue as a yield enhancement which was $1.5 for the first nine months of 1998 and $0.8 million for the third quarter of 1998.

          The cost of interest-bearing liabilities was 10.52%, in the third quarter 1998, compared to 11.25% in the third quarter of 1997. For the first nine months of 1998, the cost on interest-bearing liabilities was 10.66% compared to 10.82% for the first nine months of 1997. The decrease was primarily attributable to an interest rate reduction on the Company's primary line of credit.

                              TFC ENTERPRISES, INC.

     The following table summarizes net interest revenue and the net interest margin for the three and nine months ended September 30, 1998 and 1997:



                                                Three months ended       Nine months ended
                                                    September 30,          September 30,
                                                    -------------          -------------
     (dollars in thousands)                       1998        1997        1998        1997
                                                  ----        ----        ----        ----
     Average interest-earning assets (a)      $174,249    $147,261    $165,788    $151,609
     Average interest-bearing liabilities      127,187     106,001     119,946     111,361
                                               -------     -------     -------     -------
     Net interest-earning assets              $ 47,062    $ 41,260    $ 45,842    $ 40,248
                                              --------    --------    --------    --------

     Interest and other finance revenue       $ 10,094     $ 7,770    $ 28,015    $ 24,185
     Interest expense                            3,347       2,981       9,590       9,040
                                                 -----       -----       -----       -----
     Net interest revenue                      $ 6,747     $ 4,789    $ 18,425    $ 15,145
                                               -------     -------    --------    --------

     Yield on interest earning assets           23.17%      21.11%      22.53%      21.27%
     Cost of interest bearing liabilities       10.52%      11.25%      10.66%      10.82%
                                                -----       -----       -----       -----
     Net interest spread                        12.65%       9.86%      11.87%      10.45%
                                                -----        ----       -----       -----
     Net interest margin (b)                    15.49%      13.01%      14.82%      13.32%
                                                -----       -----       -----       -----

     (a) Average gross contract receivables net of unearned interest revenue and unearned discount.
     (b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

     Operating expense
          Operating expense for the third quarter and first nine months of 1998 was $5.5 million and $16.2 million, respectively, compared with $4.9 million and $14.7 million, respectively, in the third quarter and first nine months of 1997. The increases in operating expense in the third quarter and first nine months of 1998 reflects increased salary and benefit expenses related to additional personnel in various departments.

     Provision for income taxes

          The Company recorded no income tax provision in the first nine months of 1998. The Company anticipates the reversal of a portion of the deferred tax valuation allowance recorded at year end 1997 will offset the tax expense related to the estimated income for fiscal year 1998.

     Other matters
          The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions and/or engaging in similar normal business activities.

     STATE OF READINESS Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 problem can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 problem could have a material adverse impact on the of the Company's business, financial condition and results of operations.

          The Company's plan to resolve the Year 2000 problem involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed most its assessment of all systems that could be significantly affected by the Year 2000 problem. The completed portion of the assessment indicated that most of the Company's significant information technology systems could be affected, particularly the loan servicing systems. In addition, the Company has gathered information about the Year 2000 compliance status of its significant third party vendors and continues to monitor their compliance.

          For its loan servicing systems, to date the Company is 75% complete on the remediation phase and expects to complete software reprogramming, testing and replacement no later than March 31, 1999. Once software is reprogrammed or replaced, the Company will begin implementation. To date the Company has completed 40% of its testing and has implemented 40% of its remediated systems. Completion of the testing phase for all significant systems is expected by January 31, 1999 with all remediated systems fully tested and implemented by March 31, 1999 with 100% completion targeted for June 30, 1999.

          For operating equipment, such as the phone systems, fax machines, etc., the Company is 75% complete on the remediation phase. Testing of this equipment is primarily dependent upon the vendor to confirm that the proper changes have been made and the system will function correctly. To date, testing of the remediated operating equipment is 40% complete. Once testing is complete, the equipment is ready for immediate use. Testing and implementation of affected equipment is expected to be completed by March 31, 1999.

          The Company has queried its significant vendors regarding their Year 2000 compliance status. To date, the Company is not aware of any external agent with a Year 2000 problem that would materially impact the Company's business, financial condition, or results of operations. The Company does not share information systems with any significant external agent. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The effect of non-compliance by external agents is not determinable.

     COST TO ADDRESS THE COMPANY'S YEAR 2000 PROBLEM The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500 thousand and is being funded through operating cash flows and a long-term lease for certain hardware and software. To date, the Company has capitalized approximately $150 thousand for new systems and equipment related to all phases of the Year 2000 project. Of the total remaining project costs, most is attributable to the purchase of new software and operating equipment, which will be capitalized.

     CONTINGENCY PLANS The Company has contingency plans for certain critical applications. These contingency plans involve, the manual processing of new business applications, and collections maintained through a more manual and elementary process until affected systems can be corrected.

                              TFC ENTERPRISES, INC.

                               Financial Condition

     Assets

          Total assets increased by $23.0 million, or 16%, to $170.9 million at September 30, 1998, from $147.8 million at December 31, 1997. The increase was primarily attributable to an increase in net contract receivables.

     The following table summarizes net contract receivables at September 30, 1998 and December 31, 1997:




Net contract receivables                 Sept. 30,         Dec.  31,
   (in thousands)                          1998              1997
                                           ----              ----
Auto finance:
  Point-of-sale                          $101,517          $ 75,197

  Portfolio                                38,795            41,612

Consumer finance                           13,425            11,694
                                         --------          --------
    Total                                $153,737          $128,503
                                         ========          ========

     Liabilities
          Total liabilities were $136.9 million at September 30, 1998, an increase of $20.2 million, or 17%, from December 31, 1997. The increase in liabilities from year-end 1997 primarily reflected increased borrowings under the Company's credit facilities, which, in turn, resulted from an increase in net contract receivables.

                              TFC ENTERPRISES, INC.


                           Credit Quality and Reserves

     Auto finance contract receivables-Net charge-offs

          In August, The Finance Company changed its charge off policy to better align TFC's policy with the industry. Prior to the change, it was generally TFC's policy to charge off, through reserves, all contract receivables which were both 180 days past due and which had no significant payment activity for 90 days. TFC's current policy is to generally charge off, through reserves, all contract receivables which are 180 days past due without regard to recent payment history.

          Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $7.7 million in the third quarter of 1998, representing an annualized rate of 18.88% of average contract receivables net of unearned interest revenue. This compares to $5.8 million, or 17.12%, in the third quarter of 1997. For the first nine months of 1998, net charge-offs were $21.1 million, or 18.27%, of average contract receivables net of unearned interest revenue. This compares to $21.0 million, or 20.07%, of average net contract receivables net of unearned interest revenue in the first nine months of 1997. The increase in net charge-offs to the allowance for credit losses and nonrefundable dealer reserve in the third quarter are attributable to the change in charge-off policy. Both improved credit quality and servicing have impacted the reduction in charge-off for the first nine months of 1998.

     Auto finance contract receivables-Provision for credit losses

          The Company's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. Improved credit quality and servicing of the Company's auto finance contracts eliminated the need for a loss provision for all of 1997 and the first nine months of 1998. Provision for credit losses is dependent on a number of factors, including the level and trend of delinquencies and net charge-offs, the amount of nonrefundable and refundable dealer reserves and the overall economic conditions in the markets in which the Company operates. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses or that existing dealer reserves will prove to be adequate.

     Auto finance contract receivables- Reserves

                                   At September 30, 1998, the combination of
     the Company's allowance for credit losses and nonrefundable dealer reserve totaled $22.1 million, or 13.2%, of contract receivables net of unearned interest revenue. This compares to $22.3 million, or 15.5%, at December 31, 1997. In addition, the Company's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $1.1 million at September 30, 1998, compared to $2.0 million at December 31, 1997. The decrease in reserves and in the percentage of reserves to contract receivables in 1998, compared to 1997, is the result of the improved credit quality of the contracts and recoveries.

                              TFC ENTERPRISES, INC.


     Consumer finance charge-offs, provision for credit losses and reserves

          Net charge-offs  to the allowance for
     credit losses were $0.1 million in the third quarter of 1998 and 1997, representing an annualized rate of 4.2% and 4.7% of average gross contract receivables net of unearned interest revenue, respectively. For the first nine months of 1998, net charge-offs to the allowance for credit losses were $0.4 million, representing an annualized rate of 4.0%. This compares to $0.3 million, or 4.05%, in the third quarter of 1997. The provision for credit losses was $0.2 million for the third quarter of 1998 and 1997 and the allowance for credit losses was $0.8 million and $0.7 million or 5.3% of outstanding gross contract receivables at September 30, 1998 and December 31, 1997, respectively. For the first nine months of 1998 and 1997, the provision for credit losses was $0.5 million. Management has established the level of allowance that it considers to be adequate based on FCF's experience through September 30, 1998.


     Charge-offs net of recoveries for the three months and nine months ended September 30, 1998 and 1997, were as follows:


     Net charge-offs

                                              Three months ended    Nine  months ended
                                                September 30,          September 30,
                                              ------------------    ------------------
     (in thousands)                            1998       1997         1998        1997
                                               ----       ----         ----        ----
     Auto finance:
       Point-of-sale                          $3,756     $3,491     $10,710     $15,594
       Portfolio                               3,936      2,310      10,418       5,452
     Consumer finance                            152        128         410         314
                                              ------     ------     -------     -------
         Total                                $7,844     $5,929     $21,538     $21,360
                                              ======     ======     =======     =======

         Delinquencies

         Gross auto finance contract receivables that were 60 days or more past due totaled $11.7 million, or 5.7% of gross auto finance contract receivables at September 30, 1998, compared to $15.9 million, or 9.3%, at December 31, 1997. This improvement in delinquency was primarily the result of improved underwriting and increased collection efforts.

         Gross consumer finance receivables that were 60 days or more past due totaled $0.5 million, or 3.3% of gross receivables at September 30, 1998, compared to 3.1% at December 31, 1997.

         Delinquency at September 30, 1998, and December 31, 1997, were as follows:

Delinquency                                     Sept 30,     Dec. 31,
(dollars in thousands)                            1998         1997
                                                --------     --------
Gross contract receivables 60 days and
over delinquent                                 $ 12,188     $ 16,310
Gross contract receivables                       218,804      184,242
Percent                                            5.57%        8.85%

                              TFC ENTERPRISES, INC.

                         Liquidity and Capital Resources

     Liquidity management

           As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $0.1 million in the first nine months of 1998, to $1.9 million at September 30, 1998. The decrease reflected $25.9 million of net cash used in investing activities, partially offset by $20.8 million of net cash provided by financing activities and $5.1 million of net cash provided by operating activities. Net cash used in investing activities principally reflected $25.7 million in net purchases of contract receivables. Net cash provided by financing activities primarily reflected $20.6 million of net borrowings on the Company's revolving lines of credit and subordinated notes. In the first nine months of 1998 and 1997, the combination of cash on hand and net cash provided by operating and financing activities was sufficient to fund business volume. The Company is currently negotiating an extension of its current facility with its principal lender, which expires on January 1, 1999. The Company cannot offer any assurance that it will be able to negotiate an acceptable facility by that date. The Company is also discussing the creation of a new facility with other lenders. If it is unable to obtain an extended or replacement facility(s), its business, financial condition, and results of operations will be materially adversely effected.

     Agreements with Lenders

          The Company signed an amendment to the credit agreement with its primary lender in October 1998 to increase the credit line from $110 million to $115 million through January 1, 1999.

     Other

          Net cash provided by financing activities reflects approximately $0.6 million of additional unsecured subordinated debt due 3 years from origination. These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the board of directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 15% per year. Robert S. Raley, Jr., the Company's Chairman and Chief Executive Officer and Andrew
     M. Ockershausen, a Company director, each purchased $100,000 of these notes.

                           PART II. OTHER INFORMATION

     ITEM 1.   Legal Proceedings

          Suit was filed against the Company in the case of Hinkston v The Finance Company on May 30, 1997 in the Court of Common Pleas of Hamilton County, Ohio. Plaintiff asserts violations of the Ohio Retail Installment Sales Act ("RISA") by the Company. Plaintiff contended that the discount taken by the Company when purchasing retail installment sales contracts from point-of-sale dealers should be considered part of the finance charge, disclosed as such, and failure to make such disclosure violates RISA. Plaintiff's motion to certify this case as a class action was denied by the court on October 13, 1998. The Company is not a party to any other material litigation.




     ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

     10.1 Amendment No. 3 to its Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement with its principal lender.

     10.2 Form of Unsecured 15% Subordinated Notes relating to $0.6 million of notes due 3 years from origination.

     10.3     Robert S. Raley, Jr.  $100,000 Unsecured Subordinated Note.

     10.4     Andrew M. Ockershausen $100,000 Unsecured Subordinated Note.

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


                                            TFC ENTERPRISES, INC.
                                            (Registrant)



     Date: November 16, 1998                 By: /s/  Robert S. Raley, Jr.
                                                 -------------------------
                                                 Robert S. Raley, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 and Director




     Date: November 16, 1998                 By: /s/  Craig D. Poppen
                                                 ----------------------------
                                                 Craig D. Poppen
                                                 Vice President, Treasurer
                                                 and Chief Financial
                                                 Officer (Principal Financial
                                                 Officer of the Registrant)

                                Index to Exhibits



     Exhibit No.    Description

     10.1 Amendment No. 3 to its Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement with its principal lender.

     10.2 Unsecured 15% Subordinated Notes relating to $0.6 million due 3 years from origination.

     10.3           Robert S. Raley. Jr. $100,000 Unsecured Subordinated Note.

     10.4           Andrew M. Ockershausen $100,000 Unsecured Subordinated Note.

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.