Form 10-K
period 1998-12-31
TFC ENTERPRISES INC
filed 1999-03-30
CIK 913958

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1999: Common Stock - $20,401,873.

      The number of shares outstanding of the registrant's common stock as of March 1, 1999: 11,404,882.


==============================================================================

                            TFC ENTERPRISES, INC.
                                1998 FORM 10-K
                              TABLE OF CONTENTS


PART I........................................................................1

  Item 1.  Business...........................................................1
  Item 2.  Properties........................................................13
  Item 3.  Legal Proceedings.................................................13
  Item 4.  Submission of Matters to a Vote of Security Holders...............13

PART II......................................................................14

  Item 5.   Market for Registrant's Common Equity and Related Stockholder
  Matters....................................................................14
  Item 6.   Selected Financial Data..........................................14
  Item 7.   Management's Discussion and Analysis of Financial Condition and
  Results of Operations......................................................14
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......14
  Item 8.   Financial Statements and Supplementary Data......................14
  Item 9.   Changes in and Disagreements with Accountants....................14

PART III.....................................................................15

  Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting
                 Compliance..................................................15
  Item 11.  Executive Compensation...........................................15
  Item 12.  Security Ownership of Certain Beneficial Owners and Management...15
  Item 13.  Certain Relationship and Related Transactions....................15

PART IV......................................................................16

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.16

                     Documents Incorporated by Reference

      Portions of the registrant's Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II of this Form 10-K, and portions of the definitive Proxy Statement (the "1999 Proxy Statement") to be used in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                    PART I

     This Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. The important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Disclosure and Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1998 Annual Report, which is incorporated by reference, for more information.

Item 1.   Business

The Company

      The Company conducts its consumer finance operations through three wholly owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF") and Recoveries, Inc. ("RI").

      Through TFC, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles"). Installment sales contracts are acquired on either an individual basis after the Company has reviewed and approved the vehicle purchaser's credit application (a "point-of-sale purchase"), or on a group basis through the purchase of a dealer's portfolio of existing installment sales contracts (a "bulk purchase"). The Company focuses its point-of-sale business on installment sales contracts originated by dealers with consumers who are United States military enlisted personnel, primarily in the E-1 through E-5 grades. Bulk purchases are primarily from dealers who finance their own contracts with civilian customers and sell them after origination in bulk. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied.

      The Company has been engaged in consumer finance activities since its founding in 1977. The Company's point-of-sale purchases provide it with the ability to direct the credit underwriting process at the initiation of the installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain, thereby increasing the number of vehicles sold and improving dealer profitability. Consumers also benefit because the financing provided by the Company enables them to purchase a vehicle they otherwise would not be able to buy. As of December 31, 1998, $104.1 million, or 67% of the Company's net contract receivables represented point-of-sale purchases, compared to $75.2 million, or 59% at December 31, 1997 and $80.7 million, or 64% at December 31, 1996.

      During 1994 and 1995, to increase volume, the Company expanded its point-of-sale operations into the civilian market. At that time, the Company faced significant competition in this business line. To meet the competition, the Company purchased a substantial number of contracts at prices that, in hindsight, did not adequately reflect the credit risk of the obligor. Compounding this problem was the significantly greater day-to-day servicing requirements and risk of non-payment associated with civilian point-of-sale contracts as compared to more traditional military point-of-sale contracts. When the Company recognized the problems in late 1995, it took action to improve the risk-adjusted returns of the Company's portfolio by redirecting the Company toward military point-of-sale and civilian bulk purchase business lines.

      The Company's bulk purchase business emphasizes acquisitions of portfolios of seasoned installment sales contracts. These contracts normally have a payment history of at least three months. While the typical bulk purchase involves fewer than 100 individual contracts, the Company has, at times, purchased portfolios totaling more than 1,000 contracts. Bulk purchases provide the Company with demographic diversification, as the majority of customers are not military enlisted personnel. They also provide a payment history on which to evaluate and price the credit risk of the contracts and a relatively efficient mechanism for establishing dealer relationships in new areas. Bulk purchases benefit dealers by providing an immediate source of liquidity. As of December 31, 1998, $36.6 million, or 23% of the Company's net contract receivables, was attributable to bulk purchases, compared to $41.6 million, or 32% at December 31, 997 and $36.7 million, or 29% at December 31, 1996.

      Historically, regional service centers were responsible for purchasing and servicing contract receivables originated by dealers in their regions. However, during 1996, the Company transferred the underwriting functions to the point-of-sale and bulk purchase Loan Production Offices ("LPO" or collectively, "LPOs") to improve control over the underwriting process. Also in 1996, to improve collection results, the Company closed the Dallas, Texas service center and moved the responsibility for servicing point-of-sale accounts to the Norfolk, Virginia service center and the responsibility for servicing bulk purchase accounts to the Jacksonville, Florida service center. In addition, there are point-of-sale LPOs in Jacksonville, Florida; Killeen, Texas; San Diego, California; Norfolk, Virginia; Tacoma, Washington; Clarksville, Tennessee; Columbus, Georgia; and a bulk purchase LPO in Norfolk, Virginia.

      Through FCF, the Company is involved in the direct origination and servicing of small consumer loans. FCF began operations in the first quarter of 1995 with the opening of two branches in Richmond, Virginia. Four additional branches were opened in Virginia in 1995 and four branches were opened in North Carolina during 1996. In 1997, one additional branch was opened in Virginia and four branches were opened in North Carolina. In 1998, two additional branches were opened in North Carolina and one was closed in Virginia. The Company is evaluating additional branch openings in 1999. Net contract receivables relating to FCF at December 31, 1998 were $15.1 million, or 10% of the Company's net contract receivables, compared to $11.7 million, or 9% of the Company's net contract receivables at December 31, 1997 and $8.8 million, or 7% at December 31, 1996.

      RI was formed in 1997 as a third party debt collection company to capitalize on the Company's collection expertise. Recoveries, Inc. is currently licensed in 38 states, and expects to expand to all 50 states. The current business plan focuses on servicing foreclosed or troubled loan portfolios, debt collections for medical organizations and for other third party businesses.

      The Company's operations began in 1977 in Alexandria, Virginia, with the founding of TFC by Robert S. Raley, Jr., the Company's current Chairman of the Board, President and Chief Executive Officer, whose 40 year career has been exclusively within the consumer finance industry. The Company was founded specifically for the purpose of providing direct financing for the credit needs of individuals having limited access to traditional sources of credit, particularly young United States military enlisted personnel. Mr. Raley recognized that the traditional providers of consumer credit were ignoring the financing needs of that market segment.

      With the significant increase in interest rates in the late 1970s and early 1980s, the Company incurred operating losses as a result of the increased costs of its funding. To offset those losses, the Company opened a used car dealership near Fort Belvoir in northern Virginia. Within several months of opening the northern Virginia dealership, the Company opened a second used car dealership in Norfolk, Virginia, the home of the world's largest naval base. The operation of these dealerships generated sufficient operating income to enable the Company to survive and provided the Company expertise in used automobile financing, particularly to United States military enlisted personnel. With the reduction in interest rates that occurred in the mid-1980's, the Company sold its used car dealerships. The Company was able to identify the need that used automobile dealers have for a reliable source of financing because of past experience owning and managing used car dealerships.

      The Company is incorporated under the laws of Delaware. The Company's principal executive and administrative offices are located at 5425 Robin Hood Road, Suite 101B, Norfolk, Virginia 23513, and the Company's telephone number is
(757) 858-4054. References to the Company include the Company's wholly owned subsidiaries.

Industry Overview

     The automobile industry is dominated in certain respects by commercial banks and captive finance companies of major automobile manufacturers. Although consumer credit risk classifications are not standardized, institutions generally focus on consumers that could be characterized as being "low-risk" or "medium-risk" from a credit perspective. TFC's target market involves consumers that are characterized as being "high-risk" from a credit perspective.

      The direct consumer loan industry established in the early 1900's has traditionally been serviced by major national companies, smaller regional companies and small local independent companies. Over the last 10-15 years many of the major national companies have retreated from or reduced their involvement in this market.

      Management's focus in 1998 and continuing in 1999 has been on redirecting the Company toward those sectors of the market in which management believes pricing more closely reflects the risk inherent in the business. Areas of focus include the military point-of-sale business, bulk purchases and small, direct consumer loans.

Automobile Finance Operations (TFC)

Dealer Selection and Program

      Through its marketing efforts, TFC has established relationships with dealers that originate installment sales contracts purchased by TFC, either through point-of-sale purchases or bulk purchases. TFC's relationships are with both franchised automobile dealerships and independent used car dealers that are not affiliated with the Company.

      To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. With respect to point-of-sale purchases, the discount is the difference between TFC's purchase price from the dealer and the amount financed, net of the cost of ancillary products. With respect to bulk purchases, the discount is the difference between TFC's purchase price and the amount of the remaining principal balance on the contract. The amount of the discount at which contracts are purchased reflects, among other things, term and credit risk. Contracts are purchased in accordance with applicable underwriting criteria and pursuant to a Master Dealer Agreement, in the case of point-of-sale purchases, or an Asset Purchase Agreement, in the case of bulk purchases.

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

Sales and Marketing

      TFC markets to both franchised automobile dealerships and independent used car dealers. Initial contacts are pursued both by telemarketing through its national marketing division and by personal visits to dealer facilities by appropriate marketing personnel. TFC also establishes relationships with dealers through referrals from existing dealers and independent marketing contractors. Other marketing efforts involve the distribution of marketing brochures and advertisements in trade journals and other industry publications directed to dealers. TFC also participates at several of the Independent Automobile Dealers Association meetings and conventions.

Competition

      There are numerous providers of financing for the purchase of used vehicles. These financing sources include banks, savings and loan associations, consumer finance companies, credit unions and financing divisions of automobile manufacturers or automobile retailers. Many of these providers of vehicle financing have significantly greater resources than TFC and have relationships with established dealer networks. TFC has focused on a segment of the market comprised of consumers who typically do not meet the more stringent credit requirements of the traditional sources of consumer financing and whose needs, as a result, have historically not been consistently addressed by such financing sources. If, however, the other providers of consumer financing were to assert a significantly greater effort to penetrate TFC's targeted market segment, given their financial strength, TFC could be materially and adversely affected by this type of competition.

      During the mid 1990's, there was a significant increase in the number of competitors in the automobile non-prime finance industry markets in which TFC operates and an improvement in the access to funds. The combination of increased competition and the industry's improved access to funds resulted in a general increase in prices offered to dealers for installment sales contracts. In certain sectors of the market, prices increased to the point at which anticipated credit losses relating to the contracts were not adequately reflected in prices offered to dealers. As a result, the Company found it increasingly difficult to purchase contracts at what it considers to be reasonable prices.

      Management's focus since 1996 has been on redirecting the Company toward those sectors of the market in which management believes pricing more closely reflects the risk inherent in the business. Areas of focus will continue to include the military point-of-sale and bulk business lines. During 1997 and 1998, a number of the Company's competitors have experienced financial problems that have restricted their ability to compete with the Company in its core markets. Management believes that because of the problems faced by its competitors, the Company should have continuing opportunities in 1999 to purchase installment contracts from dealers on terms consistent with its current pricing and underwriting policies.

Point-of-Sale Purchase Program

      In its point-of-sale program, TFC establishes relationships with dealers that meet its financial, organizational and compliance criteria. TFC currently makes point-of-sale purchases from dealers in approximately 30 states.

      TFC purchases contracts relating to its point-of-sale program pursuant to a Master Dealer Agreement. Upon entering into a Master Dealer Agreement, TFC provides the dealer with necessary documentation for the origination of installment sales contracts and trains its personnel regarding the use of TFC's documentation. The Master Dealer Agreement contains representations and warranties by the dealer to TFC with respect to certain matters, including the security interest in the vehicle, and sets forth the general terms upon which installment contracts will be purchased by TFC. The agreements are nonexclusive and do not obligate a dealer to sell or TFC to purchase, any particular contract or volume of contracts. The Master Dealer Agreement may be terminated at any time by TFC or by the dealer.

      Typically, a dealer will submit a customer's credit application to more than one financing source for review. Under TFC's program, a dealer is required to provide TFC with a completed credit application that lists the applicant's assets, liabilities, income, credit and employment history, and other personal information bearing on the decision to extend credit.

      The information from the application is then entered on TFC's automated application processing system. After data entry is complete the system automatically contacts the Credit Bureau and includes this information in the applicant's file and identifies any characteristics of the applicant that are outside the parameters of the credit guidelines.

      The application and related information are then analyzed by one of TFC's credit analysts. A credit analyst evaluates the applicant's ability to make regular payments and other factors, including the amount of money to be financed in relation to the purchase price and value of the vehicle. TFC generally determines the value of the vehicle based upon the NADA's Used Car GuideBooks on Retail and Wholesale Values and/or the Kelley Blue Book. Upon completion of the credit application review, a credit analyst will decide whether to approve the financing as submitted, decline the financing or conditionally approve the financing.

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

Bulk Purchase Program

      Many dealers finance automobile sales through the use of their own funds. TFC currently purchases portfolios (bulk purchases) of seasoned installment contracts from such dealers in approximately 20 states. TFC limits consideration of dealers to those that generate sufficient business volume, employ satisfactory credit approval procedures and adequately monitor and report loan performance data. Bulk purchases are made pursuant to an Asset Purchase Agreement that requires the dealer to make representations and warranties to TFC with respect to each contract to be purchased by TFC and with respect to security interests in the related vehicles. Unlike a point-of-sale purchase, with respect to which TFC has the opportunity to verify the information relating to the installment contract before its purchase, bulk purchases are made after the origination of the installment contract. Thus, the typical Asset Purchase Agreement provides TFC with more extensive remedies than the Master Dealer Agreement. Generally, if a representation or warranty is breached, TFC, under the Asset Purchase Agreement, can require the dealer to repurchase the contract. In certain cases, a special reserve or holdback is established, against which payment defaults on contracts can be charged.

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

      Within 90 days after completing a bulk purchase, TFC confirms by telephone various terms of most contracts with the purchaser of the vehicle. To the extent that material terms of any contract prove to be inaccurate, TFC generally has the right to require the dealer to repurchase such contract under the terms of the Asset Purchase Agreement

Contract Duration

      Contracts in TFC's point-of-sale portfolio have an initial duration normally ranging from 18 to 48 months, with an average original maturity of approximately forty months. Bulk purchase contracts generally have an average remaining maturity of 18 to 24 months at the time of purchase.



                              1998        1997       1996       1995       1994
                              ----        ----       ----       ----       ----
(dollars in thousands)
Gross Contracts purchased
  or originated:
Point-of-sale             $142,221    $ 85,311    $58,623   $231,877   $145,193
Bulk                        54,929      70,520     61,391     61,261     76,990
                          --------    --------    -------   --------   --------

Total                     $197,150    $155,831   $120,014   $293,138   $222,183
                          ========    ========   ========   ========   ========
Number of contracts
purchased or
originated:
Point-of-sale               11,478       7,411      6,154     24,095     15,610
Bulk                        11,711      14,157     11,853     14,084     21,324
                          --------    --------    -------   --------   --------

Total                       23,189      21,568     18,007     38,179     36,934
                          ========    ========    =======   ========   ========
Average size of
contract: (in
dollars):
Point-of-sale              $12,391     $11,511     $9,526     $9,623     $9,301
Bulk                        $4,690      $4,981     $5,179     $4,349     $3,607
Weighted average            $8,502      $7,228     $6,665     $7,678     $6,013

      The Finance Company's contract purchase volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1998 Annual Report, which is incorporated herein by reference.

Ancillary Products

      In connection with its point-of-sale business, TFC offers, through its dealers in certain states, warranty products, as well as physical damage insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of TFC. TFC offers these products to dealers so that they, in turn, may provide vehicle purchasers a more complete line of products and services. By offering these products, TFC is able to generate supplementary revenue without incurring significant additional expenses. During 1998, 1997 and 1996, TFC generated gross revenues of approximately $0.7 million, $0.8 million and $1.2 million, respectively, from the sale of ancillary products through its dealers.

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

      Monitoring the payment history of accounts and implementing appropriate remedial action is the responsibility of the Collections Department within each service center. At year-end 1998, a total of 146 employees, or 48% of TFC's total full-time equivalent employees, worked in the Collections Departments of the two service centers.

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

      When calling a delinquent account, Collections Department personnel utilize TFC's Collections Training Manual developed by TFC. The manual specifies the procedure to follow in different circumstances to maximize the effectiveness of the call. Specific action with respect to a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases, the primary focus is resolving the problem causing the delinquency, arranging a modified payment plan, or working out a settlement agreement. At times, Collections Department personnel meet with customers in the field or at a service center.

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

      Decisions to charge off accounts are made at the end of each month. Accounts are generally charged off when they are 180 days contractually past due. Additionally, the carrying value of repossessed assets is reduced, through charge-off, to the lower of the unpaid contract balance or anticipated liquidation proceeds. Once an account is charged off, it is transferred to the Recovery Unit. Customers are called regularly and attempts are made to set up repayment plans or workout settlement agreements as appropriate to a customer's circumstances. Each Recovery Unit employee is responsible for keeping records of all collection activity and for following up on callback and broken promise dates as appropriate.

      The Company's charge-off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1998 Annual Report, which is incorporated herein by reference.

Consumer Finance Operations (FCF)

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

Loan Origination

      Most contracts have an initial duration of 36 months or less.

      The following table sets forth for the periods indicated FCF's loan volume as well as the number and average size of its loans. FCF commenced operations in 1995.

                                1998        1997        1996        1995
                                ----        ----        ----        ----
Loans originated (in
thousands)                     $21,391     $16,023     $13,174     $6,257
                               =======     =======     =======     ======

Number of loans originated      11,864       7,093       6,623      3,254
                               =======     =======     =======     ======

Average size of loan            $1,803      $2,259      $1,989     $1,923
                               =======     =======     =======     ======

      FCF's loan volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1998 Annual Report, which is incorporated herein by reference.

Ancillary Products

      In connection with its consumer loan business, FCF offers its customers credit life, credit accident and health insurance, and property insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of the Company. These products protect the customer as well as providing supplementary revenue to FCF. During 1998, 1997 and 1996, FCF generated gross revenues of approximately $0.3 million, $0.3 million and $0.1 million, respectively, from the sale of ancillary products.

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

      Decisions to charge off accounts are made at the end of each month. Accounts that reach a 180 day contractually past due status are generally charged off. Once an account is charged off, collection activity will continue. The Company's charge off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1998 Annual Report, which is incorporated herein by reference.

Recoveries, Inc.

      To capitalize on its collection expertise, the Company, in 1997, formed a new subsidiary, Recoveries, Inc. (RI) as a third party debt collector. RI is currently licensed in 38 states, and expects to expand to all 50 states. The current business plan focuses on servicing foreclosed or troubled loan portfolios, debt collections for medical organizations and for other third party businesses. During 1998 and 1997 RI generated insignificant revenue and operated at a loss. Management cannot offer any assurance that Recoveries will generate revenue or be profitable during 1999.

      In March 1999, RI finalized an agreement with a major commercial lender to service a foreclosed portfolio of sub prime automobile accounts receivable totaling $10,000,000. RI received an up-front conversion fee to transfer the accounts to it's system and will receive a monthly servicing fee equal to a fixed percentage of the outstanding receivables as of the beginning of each month.

Information Systems

      The Company processes all data relating to its contract receivables and financial reporting through a distributed network of computers. TFC's computer systems are networked together to provide information to management for analysis as well as automatic posting to the general ledger for financial reporting purposes. The systems provide for complete contract processing from the purchase of the contract, payment to the dealer, posting of payments and all other collection activity from the inception date of the installment contract. TFC's systems operate on software that has been adapted to the specific manner in which TFC operates its business.

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

        For discussion about the Year 2000 see the section entitled "Management Discussion and Analysis of Financial Position and Results of Operations" in the TFC Enterprises, Inc. 1998 Annual Report.


Regulation

      The Company's businesses are subject to regulation and licensing under various federal, state and local statutes and regulations. Most of the states in which the Company operates limit the interest rate, fees and other charges that may be collected. In addition, many states prescribe certain terms in the contract.

      Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in motor vehicle financing (TFC), direct consumer loans (FCF) and third party debt collections (RI). Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Motor Vehicle Information and Cost Savings Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z and the Soldiers' and Sailors' Civil Relief Act.

      In addition, the Federal Trade Commission ("FTC") has adopted the holder-in-due-course rule, which has the effect of subjecting persons that finance retail installment credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's guide which explains the warranty coverage for such vehicles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

      Certain states where the Company operates have adopted motor vehicle retail installment sales acts or variations thereof, consumer finance acts and third party debt collections acts. Such laws regulate, among other things, the interest rates and terms and conditions of motor vehicle retail installment sales contracts and also impose restrictions on consumer transactions and require sales contract disclosures in addition to the requirements under federal law. Those requirements impose specific statutory liabilities upon creditors who fail to comply.

      The Company believes that it is in compliance with all applicable laws and regulations.

Employees

      At December 31, 1998, the Company had 360 full-time equivalent employees. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

Executive Officers of the Company

      The executive officers of the Company are as follows:

Name                         Age*                     Position

Robert S. Raley, Jr.          61     Chairman of the Board of Directors of
                                     TFCE, TFC and FCF, President and Chief
                                     Executive Officer of TFCE and TFC, and
                                     Executive Vice President of FCF
Ronald G. Tray                57     Vice President of TFCEI and, Senior
                                     Executive Vice President and Chief
                                     Operating Officer and Director of TFC
Rick S. Lieberman             42     Executive Vice President and Chief
                                     Lending Officer of TFC
Delma H. Ambrose              39     Senior Vice President of TFC and General
                                     Manager of the Norfolk Service Center
G. Kent Brooks                62     President, and Chief Executive Officer
                                     and Director of FCF
Craig D. Poppen               40     Vice President, Treasurer and Chief
                                     Financial Officer of TFCEI and FCF,
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer of TFC
Fletcher A. Cooke             55     General Counsel and Secretary of TFCEI
                                     and TFC

*As of December 31, 1998

      Robert S. Raley, Jr. founded TFC in 1977 and has served as Chairman of the Board from that time until April 1990 and again from May 1990 to the present. Additionally, he served as President and Chief Executive Officer from 1977 to April 1990, from May 1990 to December 1992 and from August 1996 to the present. Mr. Raley has also served as Chairman of the Board of TFCE since inception in 1984 and as its President and Chief Executive Officer from 1984 through 1992 and from August 1996 to the present. Mr. Raley initially entered the consumer finance industry in 1959

      Ronald G. Tray joined TFC as a Vice President and director for Management Information Systems in 1989. Mr. Tray was appointed Chief Operating Officer of TFC in 1996. Prior to joining TFC, Mr. Tray was President of the Mid-Atlantic Division of Mtech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia.

      Rick S. Lieberman, Executive Vice President and Chief Lending Officer of TFC. Mr. Lieberman joined TFC in 1989 and has served the Company in several capacities, including General Manager, Vice President of the Norfolk Regional Service Center. Prior to joining TFC, he was with ITT Consumer Financial Corporation for 8 years.

      Delma H. Ambrose, Senior Vice President of TFC and General Manager of the Norfolk Service Center. Mrs. Ambrose joined TFC in 1989 and has served the Company in several capacities prior to becoming the General Manager of the Norfolk Service Center. Prior to joining TFC, she was with Beneficial Finance Corporation for 11 years.

      G. Kent Brooks joined FCF in 1994 as President. Prior to that, he was with Peoples Finance Corporation, Richmond, Virginia, from 1956 to 1980, the last eight years of which he served as President. From 1980 to 1992, Mr. Brooks served as a Senior Vice President and Regional Manager for Provident Financial Corporation, subsequent to its acquisition of Peoples Finance Corporation. From 1992 to 1993, Mr. Brooks was with American General Finance, subsequent to its acquisition of Provident Financial Corporation.
Mr. Brooks has been a Director of FCF since 1994.

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

Item 2.  Properties

      The Company's principal executive offices and Point-of-Sale Service Center, a Point-of-Sale Loan Production Office and Bulk Loan Production Office are located in Norfolk, Virginia. The combined facilities consist of approximately 36,000 square feet of space pursuant to a lease expiring in 2006.

      The Company's Bulk Service Center and a Point-of-Sale Loan Production Office is located in Jacksonville, Florida. The facility consists of approximately 15,000 square feet of space pursuant to a lease expiring in 2001. The Company's has five additional Point-of-Sale Loan Production Offices that on a combined basis total approximately 9,300 square feet of space pursuant to leases expiring from August 1999 to January 2002. First Community Finance, Inc.'s offices, on a combined basis, total approximately 18,600 square feet of space pursuant to leases expiring from March 1999 to January 2002.

      The Company believes that its facilities are adequate for its current and near-term future requirements.

Item 3.  Legal Proceedings

      The Company is a party to several legal actions that are ordinary, routine litigation incidental to its business. The Company believes that none of those actions, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                   PART II

      The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the TFC Enterprises, Inc. 1998 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Since December 22, 1993, TFC Enterprises, Inc. Common Stock has traded on the Nasdaq National Market System under the symbol "TFCE." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included in the TFC Enterprises, Inc. 1998 Annual Report, which is incorporated herein by reference.

      As of March 1, 1999, there were approximately 2,194 holders of the Common Stock, including approximately 167 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Company's lenders, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

      The Company has not issued any of its authorized preferred stock.

Item 6.  Selected Financial Data

      Information included in the section entitled "Five-Year Summary of Selected Financial Data" in the TFC Enterprises, Inc. 1998 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1998 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1998 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Consolidated Financial Statements of TFC Enterprises, Inc., including notes thereto, are presented in the TFC Enterprises, Inc. 1998 Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants

      None.

                                   PART III


      The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 1999 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

      Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

      Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationship and Related Transactions

      Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in TFC's 1999 Proxy Statement and is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   Documents filed as part of this report:

            (1)   Financial Statements

                  The Consolidated Financial Statements of TFC Enterprises, Inc. and the Auditor's Report thereon, are incorporated herein by reference. Applicable pages in the TFC Enterprises, Inc. 1998 Annual Report are as follows:

                                                                   Page

Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors                   --
Consolidated Balance Sheets at December 31, 1998 and 1997          ___
Consolidated Statements of Operations for the Years ended          ___
      December 31, 1998, 1997 and  1996
Consolidated Statements of Changes in Shareholders' Equity
      for the Years ended December 31, 1998, 1997 and              ___
      1996
Consolidated Statements of Cash Flows for the Years ended
      December 31, 1998, 1997 and 1996                             ___
Notes to Consolidated Financial Statements                         ___

            (2)   Financial Statement Schedule

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

      (b) Reports on Form 8-K (filed during the fourth quarter of 1998):

            None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TFC ENTERPRISES, INC.


                                    By:   /s/Robert S. Raley, Jr.
                                          ------------------------
                                          Robert S. Raley, Jr.
                                          Chairman of the Board, President and
                                          Chief Executive Officer

Dated:  March 30, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date:

/s/Robert S. Raley, Jr.
-----------------------           Chairman of the Board          March 30, 1999
                                  and Director, President
                                  and Chief Executive Officer


/s/Walter S. Boone, Jr.
-----------------------           Director                       March 30, 1999
Walter S. Boone, Jr.



/s/Douglas B. Bywater
---------------------             Director                       March 30, 1999
Douglas B. Bywater


/s/Andrew M. Ockershausen
-------------------------         Director                       March 30, 1999
Andrew M. Ockershausen


/s/Phillip R. Smiley
--------------------              Director                       March 30, 1999
Phillip R. Smiley


/s/Linwood R. Watson
--------------------              Director                       March 30, 1999
Linwood R. Watson


/s/Craig D. Poppen
------------------                Chief Financial Officer        March 30, 1999
Craig D. Poppen                   (Principal Accounting and
                                  Financial Officer)

                                EXHIBIT INDEX
 Exhibit                                                              Sequential
   No.                             Description                         Page No.

   3.1     Amended and Restated Certificate of Incorporation of TFC        *
           Enterprises, Inc. (Incorporated by reference to the
           Registrant's Registration Statement on Form S-1,
           Commission File No. 33-70638, previously filed with
           the Commission on October 21, 1993.)
   3.2     Amended  and  Restated  Bylaws  of  TFC  Enterprises,  Inc.     *
           (Incorporated    by   reference    to   the    Registrant's
           Registration   Statement  on  Form  S-1,   Commission  File
           No. 33-70638, previously filed with the Commission on October 21, 1993.)
   3.3     Second Amendment to Amended and Restated Bylaws of TFC          *
           Enterprises, Inc. regarding the number of directors
           comprising the Board of TFC Enterprises, Inc. (Incorporated by reference to the Registrant's Form 10-K for the fiscal
           year ended December 31, 1995, Commission File No.0-22910, previously filed with the Commission.)
    4      Form of Common Stock Certificate of the TFC Enterprises,        *
           Inc. (Incorporated by reference to the Registrant's
           Registration Statement on Form S-1, Commission File No.
           33-70638, previously filed with the Commission on October
           21, 1993.)
   10.1    Form  of  Master   Dealer   Agreement.   (Incorporated   by     *
           reference  to the  Registrant's  Form  10-K for the  fiscal year ended December 31, 1997, Commission File No. 0-22910, previously filed with the Commission.)
   10.2    Form  of  Asset  Purchase   Agreement.   (Incorporated   by     *
           reference  to the  Registrant's  Form  10-K for the  fiscal year ended December 31, 1997, Commission File No. 0-22910, previously filed with the Commission.)`
   10.3    Form of Motor Vehicle Installment Sale Contract,                *
           Truth-in-Lending Disclosure, Promissory Note and Security Agreement. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No.
           33-70638, previously filed with the Commission on October
           21, 1993.)
   10.4    Employment   Agreement  between  The  Finance  Company  and     *
           Robert   S.   Raley,    Jr.   dated   October   22,   1992.
           (Incorporated    by   reference    to   the    Registrant's
           Registration  Statement  on Form S-1,  Commission  File No.
           33-70638,   previously   filed  with  the   Commission   on
           October 21, 1993.)
   10.5    The Finance Company 401(k) Savings Plan dated May 1, 1991,      *
           and Amendment No. 1 dated August 1, 1993. (Incorporated by reference to the Registrant's Registration Statement on
           Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)
   10.6    TFCEI Employee Stock Purchase Plan dated December 20,           *
           1993. (Incorporated by reference to the Registrant's
           Registration Statement on Form S-1, Commission File No.
           33-70638, previously filed with the Commission on October
           21, 1993.)
   10.7    Employment Agreement between Ronald G. Tray and The             *
           Finance Company dated January 1, 1995. (Incorporated by
           reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910,
           previously filed with the Commission.)
   10.8    TFC  Enterprises,   Inc.  1995  Long-Term  Incentive  Plan.     *
           (Incorporated  by reference to the  Registrant's  Form 10-K for the fiscal year ended  December  31,  1994,  Commission
           File No. 0-22910, previously filed with the Commission.)`
   10.9    Stock Option Award Agreement between Ronald G. Tray and         *
           TFC Enterprises, Inc. dated October 27, 1994. (Incorporated by reference to the Registrant's Form 10-K for the fiscal
           year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)
  10.10    Forms   of   Junior    Subordinated    Promissory    Notes.     *
           (Incorporated    by   reference    to   the    Registrant's
           Registration  Statement  on Form S-1,  Commission  File No.
           33-70638,   previously   filed  with  the   Commission   on
           October 21, 1993.)
  10.11    Office Lease dated June 1, 1995,  by and between AFW No. 39     *
           Corporation and The Finance Company. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)
  10.12    Lease Agreement, dated April 28, 1995, between Three Oaks       *
           Plaza, Ltd. and The Finance Company, Inc. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)
  10.13    Note  purchase  agreement  among The  Finance  Company  and     *
           Connecticut General Life Insurance Company ("CIGNA") and certain affiliates of CIGNA dated June 30, 1995, relating to  $10,000,000  in  original  principal  amount  of  9.38%
           Senior    Subordinated    Notes   due   June   30,    2003.
           (Incorporated  by reference to the  Registrant's  Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-22910, previously filed with the Commission.)
  10.14    Amendment to Employment Agreement between The Finance           *
           Company and  Ronald G. Tray dated July 27, 1995 (effective as of January 1, 1995). (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-22910, previously filed with the Commission.)
  10.15    Amendment  No. 1 to note  purchase  agreement,  dated as of     *
           June 30,  1995,  by and  between  The  Finance  Company and
           Connecticut   General  Life  Insurance   Company  ("CIGNA")
           regarding  CIGNA's  consent to the  Company's  $25  million
           credit   facility  with   NationsBank.   (Incorporated   by
           reference  to the  Registrant's  Form 10-Q for the  quarter ended September 30, 1995, Commission File No. 0-22910, previously filed with the Commission.)
  10.16    Second Amendment to Employment Agreement between Ronald G.      *
           Tray and The Finance Company dated January 1, 1996.
           (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)
  10.17    Amendment  No. 2 and Waiver and  Forbearance  Agreement  by     *
           and  among  The  Finance   Company,   CIGNA,   and  certain
           affiliates  of  CIGNA,   dated  as  of  January  31,  1996,
           relating to 9.38% Senior  Subordinated  Notes,  dated as of
           January  31,  1996.   (Incorporated  by  reference  to  the
           Registrant's  Form 10-K for the fiscal year ended  December
           31, 1995,  Commission  File No. 0-22910,  previously  filed with the Commission.)
  10.18    Amended and Restated  Motor  Vehicle  Installment  Contract     *
           Loan and Security  Agreement  dated January 1, 1999 between
           The   Finance   Company  and   General   Electric   Capital
           Corporation.    (Incorporated    by    reference   to   the
           Registrant's   Form   8-K   previously   filed   with   the
           Commission,   Commission  File  No.  0-22910,   on  January
           29,1999.)
  10.19    TFC Enterprises, Inc. Warrant to Purchase Common Stock          *
           dated December 20, 1996. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission
           File No. 0-22910, previously filed with the Commission.)
  10.20    Allonge to Warrant to Purchase Common Stock dated April 4,      *
           1997. (Incorporated by reference to the Registrant's Form
           10-K for the fiscal year ended December 31, 1996, Commission
           File No.-0-22910, previously filed with the Commission.)
  10.21    TFC Enterprises, Inc. Warrant to Purchase Common Stock          *
           dated April 4, 1997. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)
  10.22    Amended and Restated Registration Rights dated April 4,         *
           1997 between TFC Enterprises, Inc. and General Electric
           Capital Corporation. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)
  10.23    Amendment No. 3 and Waiver of Note Agreement by and among       *
           The Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of April 4, 1997, relating to 9.38% Senior
           Subordinated Notes. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended

           December 31, 1996, Commission File No. 0-22910,  previously filed with the Commission.)
    11     Statement   re:   computation   of  per   share   earnings.
           (Incorporated  by  reference to Exhibit 99.1 of this report.)
   **13    Annual report to security holders.
   **21    List of subsidiaries of TFC Enterprises, Inc.
   **23    Consent of Ernst & Young LLP.
  **99.1 The Financial Statements and notes thereto which appear on pages ___ through ___ of TFC Enterprises, Inc. 1998 Annual Report to Shareholders (filed as Exhibit 13 to this Form 10-K) are incorporated herein by reference.
  **99.2   Financial Statement Schedule I.
-----------------------------------------------------

* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**    Filed herewith.