Form 10-Q
period 1999-03-31
TFC ENTERPRISES INC
filed 1999-05-06
CIK 913958

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

                 For the Quarterly Period Ended March 31, 1999

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

                               Yes |X| No

As of April 28, 1999, there were 11,404,882 outstanding shares of the registrant's $.01 par value per share common stock.

                         TFC ENTERPRISES, INC.
                   QUARTERLY REPORT ON FORM 10-Q FOR
                  THE THREE MONTHS ENDED MARCH 31, 1999


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

                             TFC ENTERPRISES, INC.
                             FINANCIAL HIGHLIGHTS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                         Three months ended
                                                          March 31,
                                                         -------------------
(in thousands, except per share amounts)                   1999      1998
--------------------------------------------------------------------------------
Net income                                             $  1,402   $   341
Net income per basic/diluted common share              $   0.12   $  0.03
Average common shares outstanding (in                    11,405    11,290
thousands)
--------------------------------------------------------------------------------
Performance ratios (annualized, as
appropriate)

Return on average common equity                           15.58%     4.37%
Return on average assets                                   3.13      0.90
Yield on interest-earning assets                          23.27     21.64
Cost of interest-bearing liabilities                       8.96     10.91
Net interest margin                                       16.92     13.82
Operating expense as a percentage of
  average interest-earning assets                         12.15     13.48
Total net charge-offs to average
  gross contract receivables,
  net of unearned interest                                14.58     18.20
60+ days delinquencies to period-end
  gross contract receivables                               5.03      7.35
Total allowance and nonrefundable reserve
  to period end gross contract
receivables,  net of unearned interest                    11.50     13.70
Equity to assets, period end                              19.86     20.37
--------------------------------------------------------------------------------
Average balances:
Interest-earning assets (a)                             191,712  $157,459
Total assets                                            179,136   151,244
Interest-bearing liabilities                            135,833   112,972
Equity                                                   35,979    31,252
--------------------------------------------------------------------------------
Note: Throughout this report, ratios are based on unr ounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a) Gross contract receivables net of unearned interest revenue.

                          TFC ENTERPRISES, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                                                   March 31,      December 31,
(in thousands)                                      1999              1998
                                                   --------       -----------
Assets
Cash and cash equivalents                       $    1,876          $  1,868
Net contract receivables                           167,861           155,895
Property and equipment, net                          1,961             1,949
Intangible assets, net                              10,705            10,978
Other assets                                         2,283             1,907
                                                   -------           -------

   Total assets                                 $  184,686         $ 172,597
                                                 =========           =======


Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                       $  130,343         $ 121,281
Subordinated notes                                   9,663             9,636
Accounts payable and accrued expenses                3,543             3,180
Income taxes and other liabilities                   3,920             2,394
Refundable dealer reserve                              533               824

  Total liabilities                                148,002           137,315

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000
shares authorized; none outstanding                     --                --
Common  stock, $.01 par value, 40,000,000
shares authorized; 11,404,882
shares issued and outstanding                           50                50
Additional paid-in capital                          56,020            56,020
Retained deficit                                   (19,386)          (20,788)
                                                 ----------         --------
  Total shareholders' equity                        36,684            35,282
                                                 ----------         --------
    Total liabilities and shareholders'          $ 184,686          $172,597
     equity                                      ==========         ========



See accompanying Notes to Consolidated Financial Statements.

                         TFC ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
(in thousands, except per share amounts)                       1999     1998
                                                               ----     ----
Interest and other finance revenue                          $11,153  $ 8,520
Interest expense                                              3,044    3,080
                                                            -------  -------
    Net interest revenue                                      8,109    5,440
Provision for credit losses                                      98      121
                                                            -------  -------
    Net interest revenue after provision                      8,011    5,319
     for credit losses

Other revenue:
Commissions on ancillary products                               201      243
Other                                                           107       85
                                                            -------   ------
    Total other revenue                                         308      328

Operating expense:
Salaries                                                      3,047    2,682
Employee benefits                                               642      483
Occupancy                                                       230      222
Equipment                                                       313      305
Amortization of intangible assets                               273      273
Other                                                         1,320    1,341
                                                             ------   ------
    Total operating expense                                   5,825    5,306
                                                             ------   ------
Income before income taxes                                    2,494      341
Provision for income taxes                                    1,092       --
                                                             ------   ------
    Net income                                               $1,402    $ 341
                                                             ======   ======


Net income per common share:

    Basic                                                    $ 0.12    $0.03
                                                             ======   ======
    Diluted                                                  $ 0.12    $0.03
                                                             ======   ======


See accompanying Notes to Consolidated Financial Statements.

                         TFC ENTERPRISES, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Unaudited)



                                                               Three months
                                                                  ended
                                                                March 31,
                                                               ------------
(in thousands)                                                1999      1998
                                                              ----      ----
Common stock
Balance at beginning and end of period                     $    50   $    49
                                                             =====     =====
Additional paid-in capital

Balance at beginning and end of period                    $ 56,020  $ 55,844
                                                            ======    ======
Retained deficit
Balance at beginning of period                            $(20,788) $(24,813)

  Net income (a)                                             1,402       341
                                                            ------    ------
Balance at end of period                                  $(19,386) $(24,472)
                                                          ========   ========

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three months ended
                                                              March 31,
                                                           ------------------
(in thousands)                                               1999      1998
                                                             ----      ----
Operating activities
Net income                                                  $1,402    $ 341

Adjustments to reconcile net income to net cash
provided by operating activities:
  Amortization of intangible assets                            273      273
  Depreciation and other amortization                          250      319
  Provision for credit losses                                   98      121
  Changes in operating assets and liabilities:
  Decrease in recoverable income taxes                          --    1,067
  (Increase) decrease in other assets                         (400)      38

  Increase in accounts payable and accrued expenses            363      640

  Increase in income taxes and other liabilities             1,526        5

  Decrease in refundable dealer reserve                       (291)    (235)
                                                             -----     -----
    Net cash provided by operating activities                3,221    2,569

Investing activities
Net cost of acquiring contract receivables                 (34,675) (29,575)
Repayment on contract receivables                           22,611   21,730
Purchase of property and equipment                            (211)     (31)
                                                            ------   ------
   Net cash used in investing activities                   (12,275)  (7,876)

Financing activities
Net borrowings on revolving lines of credit                  9,062    5,498
                                                            ------    -----
   Net cash provided by financing activities                 9,062    5,498
                                                            ------    -----

Increase in cash and cash equivalents                            8      191
Cash and cash equivalents at beginning of period             1,868    1,975
                                                            ------    -----
Cash and cash equivalents at end of period                $  1,876  $ 2,166
                                                            ======    =====


 See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                  Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises, Inc. ("TFCE") is a holding company that operates three primary wholly-owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF") and Recoveries, Inc. ("RI"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point-of-sale" purchase) and on a bulk basis ("bulk" purchase). Based in Norfolk, Virginia, TFC also has eight loan production offices throughout the United States in communities with a large concentration of military personnel. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates 16 branches throughout Virginia and North Carolina. Recoveries Inc., a third party debt collection agency, services foreclosed or troubled loan portfolios and receivables for medical organizations and others.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

2.  Contract receivables

The following is a summary of contract receivables at March 31, 1999, and December 31, 1998:

                                                       March 31,      Dec. 31,
(in thousands)                                           1999          1998
                                                       --------       -------
Contract receivables:
  Auto finance                                        $ 219,819      $209,341
  Consumer finance                                       17,053        16,472
                                                       --------       -------
    Gross contract receivables                          236,872       225,813
Less:
  Unearned interest revenue                              40,344        37,710
  Unearned discount                                       3,967         3,539
  Unearned commissions                                      602           637
  Unearned service fees                                   1,289         1,186
  Payments in process                                         7         3,915
  Escrow for pending acquisitions                           203           736
  Allowance for credit losses                               836           859
  Nonrefundable reserve                                  21,763        21,336
                                                        -------       -------

    Net contract receivables                          $ 167,861     $ 155,895
                                                        =======       =======

                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

2.  Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 1999 and 1998 were as follows:

                                                          Three months ended
                                                              March 31,
                                                          ------------------
(in thousands)                                             1999      1998
                                                           ----      ----
Balance at beginning of period                            $22,195   $23,029
  Provision for credit losses                                  98       121
  Allocation for credit losses                              7,292     6,253
  Charge-offs                                              (8,507)   (8,422)
  Recoveries                                                1,521     1,215
                                                          -------    -------

Balance at end of period                                  $22,599   $22,196
                                                          =======    =======


3. Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 were as follows:

                                                                Three months
                                                                   ended
                                                                  March 31,
                                                               ----------------
(in thousands, except per share amounts)                      1999       1998
                                                              ----       ----
Numerator:
     Net income                                             $1,402      $ 341
Denominator:
     Denominator for diluted earning per                    11,405     11,290
share-weighted-average shares
      Effect of dilutive securities:
         Employee stock options                                147        378
          Warrants                                             589         61
                                                            ------     ------
     Dilutive potential common shares                          736        439
                                                            ------     ------
     Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions             12,141     11,729
                                                            ======     ======
Basic/diluted earnings per share                              0.12        .03
                                                            ======     ======

                         TFC ENTERPRISES, INC.
         Notes to Consolidated Financial Statements (continued)


4.  Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No.
131) which was issued by the Financial Accounting Standards Board in June 1997 and became effective for financial statements for periods beginning after December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts are acquired through the purchase of dealer portfolios. The point-of-sale business focuses on military enlisted personnel whereas the bulk purchases are primarily contracts with civilian customers. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

Management   measures  segment  performance  based  on  revenue  earned  (yields achieved) on the outstanding portfolio of contract receivables as well as net income (loss) before taxes.

                            TFC ENTERPRISES, INC.
           Notes to Consolidated Financial Statements (continued)


4.  Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies.


(in thousands)                 Auto Finance              Consumer Finance                Other                   Total
--------------               ---------------           ---------------------         -------------           -------------
March 1999
Interest revenues                $10,150                        $1,003                    $--                    $11,153
                             ---------------------------------------------------------------------------------------------
Interest expense                  $2,741                          $303                    $--                     $3,044
                             ---------------------------------------------------------------------------------------------
Income before taxes:              $2,764                           $75                    $11                     $2,850
                             ----------------------------------------------------------------------
  Unallocated amounts:
  Intangible amortization                                                                                           (273)
  Corporate expenses                                                                                                 (83)
                                                                                                             -------------
  Consolidated income                                                                                              $2,494
     before taxes                                                                                            =============

Contract receivables             $152,119                      $15,733                     $9                    $167,861
                             ----------------------------------------------------------------------
Other assets                                                                                                       16,825
                                                                                                             -------------
     Total assets                                                                                                $184,686
                                                                                                             =============


                                 Auto Finance              Consumer Finance               Other                   Total
 --------------------------------------------------------------------------------------------------------------------------
March 1998
Interest revenues                  $7,728                         $792                     $--                     $8,520
                              ---------------------------------------------------------------------------------------------
Interest expense                   $2,816                         $264                     $--                     $3,080
                              ---------------------------------------------------------------------------------------------
Income (loss) before taxes:        $1,039                         $(71)                   $(281)                     $687
                              ----------------------------------------------------------------------
  Unallocated amounts:
  Intangible amortization                                                                                            (273)
  Corporate expenses                                                                                                  (73)
                                                                                                             =============
  Consolidated income
   before taxes                                                                                                      $341
                                                                                                             =============

Contract receivables             $124,164                      $12,063                      $--                  $136,227
                              ----------------------------------------------------------------------
Other assets                                                                                                       17,993
                                                                                                             =============
     Total assets                                                                                                $154,220
                                                                                                             =============



                               TFC ENTERPRISES, INC.
            Management's Discussion And Analysis Of Financial Condition
                             And Results Of Operations

Cautionary   statement  under  the  "Safe-Harbor"   provisions  of  the  Private
Securities Litigation Reform Act of 1995: Included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale and bulk purchases, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company's dependence on its line of credit, intense competition within its markets, the fluctuating interest rates associated with its line of credit, the impact of installment contract defaults and the Year 2000 issue. Please refer to a discussion of these and other factors in this Report and the Company's other Commission filings. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


                               Results of Operations

Net income and earnings per basic common share

First quarter 1999 net income was $1.4 million, or $0.12 per basic common share, compared to net income of $0.3 million, or $0.03 per basic common share, in the first quarter of 1998.

Volume

Gross contracts purchased or originated totaled $58.5 million in the first quarter of 1999, or 14% above the $51.3 million purchased in the first quarter of 1998. The increase was attributable primarily to a $4.1 million increase in bulk purchases.

                               TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months ended March 31, 1999 and 1998:



                                                              Three months ended
                                                                   March 31,

                                                          1999                       1998
                                                    ---------------           -----------------
(in thousands)                                     Amount       Percent       Amount       Percent
                                                   ------       -------       ------       -------
 Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                $ 39,303        67.2%       $37,876        73.8%
    Bulk                                           14,304        24.4         10,225        19.9
  Consumer finance                                  4,916         8.4          3,220         6.3
                                                 --------     -------        -------        ----
    Total                                        $ 58,523       100.0%       $51,321       100.0%
                                                 ========     =======        ======        =====

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                   3,150        38.2%         3,079        45.5%
    Bulk                                            2,745        33.2          1,923        28.4
 Consumer finance                                   2,361        28.6          1,763        26.1
                                                 --------     -------        -------       -----
    Total                                           8,256       100.0%         6,765       100.0%
                                                 ========     =======        =======       =====



Net interest revenue

Net interest revenue for the first quarter of 1999 totaled $8.1 million, an increase of 50%, from $5.4 million in the prior year period. The increase was attributable to higher average interest-earning assets and improvement in the yield on interest-earning assets to 23.27% in the first quarter of 1999, compared to 21.64% in the first quarter of 1998. The increase in yield was attributable to improved pricing.

The cost of interest-bearing liabilities was 8.96% in the first quarter of 1999, compared with 10.91% in the first quarter of 1998. The decrease was primarily attributable to a 50 basis point decrease in the rate on the Company's primary line of credit and a decrease in the one-month LIBOR rate. Additionally, interest expense for 1998 included the costs related to warrants and structuring fees that were fully amortized at December 31, 1998. The Company continues to explore ways to reduce its overall cost of interest bearing liabilities.

                          TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended March 31, 1999 and 1998:


                                                       Three months ended
                                                             March 31,
                                                       --------------------
(in thousands)                                          1999         1998
                                                        ----         ----
Average interest earning assets (a)                  $ 191,712      $157,459
Average interest bearing liabilities                   135,833       112,972
                                                    ----------      --------
Net interest earning assets                          $  55,879      $ 44,487
                                                    ==========      ========

Interest and other finance revenue                   $  11,153      $  8,520
Interest expense                                         3,044         3,080
                                                     ---------      --------
Net interest revenue                                 $   8,109      $  5,440
                                                     =========      ========

Yield on interest-earning assets                         23.27%        21.64%
Cost of interest-bearing liabilities                      8.96         10.91
                                                     ---------      --------

Net interest spread                                      14.31%        10.73%
                                                     =========      ========

Net interest margin (b)                                  16.92%        13.82%
                                                     =========      ========


(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased from 13.48% in the first quarter of 1998 to 12.15% in the first quarter of 1999. Operating expense was $5.8 million in the first quarter of 1999, compared with $5.3 million in the first quarter of 1998. The increase in operating expenses of $0.5 million, or 9%, in the first quarter of 1999 compared to the first quarter of 1998 primarily reflects increased salary and benefit expenses associated with the additional employees in The Finance Company's national sales department and three new loan production offices and an increase in the branch offices for First Community Finance.

Provision for income taxes

The effective tax rate for the first quarter of 1999 is higher than the expected statutory rates primarily due to the amortization of certain intangible assets. The Company recorded no income tax provision in the first quarter of 1998 due to the anticipation of the reversal of the deferred tax valuation allowance recorded at year end 1997 which substantially offset the tax expense related to the estimated income for fiscal year 1998.

                         TFC ENTERPRISES, INC.

Other matter - Year 2000

As has been widely reported, the Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions and/or engaging in similar normal business activities.

State of readiness
     Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 problem can be mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 problem could have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company's plan to resolve the Year 2000 problem involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000 problem. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the loan servicing systems. In addition, the Company has gathered information about the Year 2000 compliance status of its significant third party vendors and continues to monitor their compliance.

     To date, the Company has completed the remediation phase for the Company's loan servicing systems, and expects to complete software reprogramming, testing and replacement no later than June 30, 1999. Once software is reprogrammed or replaced, the Company will begin implementation. To date the Company has completed approximately 85% of its testing and has implemented approximately 85% of its remediated systems. Completion of the testing phase for all significant systems was completed on March 31, 1999 with all remediated systems fully tested and implemented by June 30, 1999.

     To date, the Company is approximately 80% complete on the remediation phase for operating equipment, such as the phone systems, fax machines, etc. Testing of this equipment is primarily dependent upon the vendor to confirm that the proper changes have been made and the system will function correctly. To date, testing of the remediated operating equipment is approximately 75% complete. Once testing is complete, the equipment is ready for immediate use. Testing and implementation of affected equipment is expected to be completed by June 30, 1999.

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

                              TFC ENTERPRISES, INC.

Cost to Address the Company's Year 2000 Problem
     The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.7 million and is being funded through operating cash flows.

     To date, the Company has capitalized approximately $0.6 million for new systems and equipment related to all phases of the Year 2000 project. Of the total remaining project costs, most is attributable to the purchase of new software and operating equipment, which will be capitalized.

Risks
     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to effectively book loans and collect payments. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans
     The Company has contingency plans for certain critical applications. These contingency plans involve, the manual processing of new business applications, and collections maintained through a more manual and elementary process until affected systems can be corrected.


                             Financial Condition

Assets

Total assets increased by $12.1 million, or 7%, to $184.7 million at March 31, 1999, from $172.6 million at December 31, 1998. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at March 31, 1999 and December 31, 1998:


                                             March 31,              Dec. 31,
(in thousands)                                1999                   1998
                                              ----                   ----
Auto finance:
  Point-of-sale                             $116,156               $104,125
  Bulk                                        35,963                 36,649
Consumer finance                              15,742                 15,121
                                            --------               --------
    Total                                   $167,861               $155,895
                                            ========               ========

Liabilities

Total liabilities were $148.0 million at March 31, 1999, an increase of $10.7 million, or 8%, from $137.3 million at December 31, 1998. The increase in liabilities compared with year-end 1998 primarily reflected increased borrowings under the Company's credit facilities which, in turn, resulted in a increase in net contract receivables.

                                   TFC ENTERPRISES, INC.

                                Credit Quality and Reserves

Auto finance contract receivables-Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable reserve were $6.9 million in the first quarter of 1999, representing an annualized rate of 15.7% of average gross contract receivables net of unearned interest revenue. This compares to $6.8 million, or 18.6% in the first quarter of 1998. The decrease in net charge-offs in the first quarter of 1999, relative to the comparable period in 1998 was due to improved credit quality, servicing and recoveries.

Auto finance contract receivables-Provision for credit losses

TFC's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. Improved credit quality and servicing of TFC's auto finance contracts eliminated the need for a loss provision for all of 1998 and the first quarter of 1999.

Provision for credit losses is dependent on a number of factors, including, but not limited to, the level and trend of delinquencies and net charge-offs, the amount of nonrefundable and refundable dealer reserves and the overall economic conditions in the markets in which TFC operates. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

Auto finance contract receivables- Reserves

The static pool reserve methodology is used to analyze and reserve for TFC's credit losses. This methodology allows TFC to stratify its portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the gross estimated loss for each pool year. The combined expected losses are reduced by estimated future recoveries that are based on historical recovery performance to establish the estimated required reserve for credit losses.

At March 31, 1999, the combination of TFC's allowance for credit losses and nonrefundable dealer reserve totaled $21.8 million, or 12.1%, of contract receivables net of unearned interest revenue. This compares to $21.3 million, or 12.4%, at December 31, 1998. The decrease in reserves and in the percentage of reserves to contract receivables is the result of the improved credit quality, servicing and recoveries.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $0.5 million at March 31, 1999, compared to $0.8 million at December 31, 1998. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back

                                TFC ENTERPRISES, INC.

to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets. Programs with refundable reserves were eliminated near the end of 1997.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at March 31, 1999, of 12.1% are less than net charge-offs as a percentage of average net contracts receivable for March 31, 1999, of 15.7% on an annualized basis. This difference exists because the reserves include an estimate of future recoveries on prior year charge-offs and future recoveries on current year charge-offs that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.1 million in the first quarter of 1999 and first quarter of 1998, representing an annualized rate of 2.9% and 3.5% of average gross contract receivables net of unearned interest revenue, respectively. The provision for credit losses was $0.1 million for the first quarter of 1999 and for the first quarter of 1998 and the allowance for credit losses was $0.8 million or 4.9% and $0.9 million or 5.2% of outstanding gross contract receivables at March 31, 1999 and December 31, 1998. Management has established the level of allowance that is considers to be adequate based on FCF's experience through March 31, 1999.

Charge-offs net of recoveries, by line of business, for the three months ended March 31, 1999 and 1998, were as follows:

                                                                Three months
                                                                   ended
                                                                 March 31,
                                                             ------------------
 (in thousands)                                                1999       1998
                                                               ----       ----
 Auto finance:
   Point-of-sale                                            $ 3,703    $ 3,455
   Bulk                                                       3,162      3,639

 Consumer finance                                              121         113
                                                              -----      -----
     Total                                                 $ 6,986     $ 7,207
                                                            =======     ======


Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $11.5 million, or 5.2% of gross auto finance contract receivables at March 31, 1999, compared to $12.9 million, or 6.2%, at December 31, 1998. This improvement in delinquency was the result of improved underwriting and increased collection efforts.

Gross consumer finance receivables that were 60 days or more past due totaled $0.4 million, or 2.5% of gross receivables at March 31, 1999, compared to $0.4 million, or 2.9% at December 31, 1998.

                                TFC ENTERPRISES, INC.

Delinquency at March 31, 1999 and  December 31, 1998 was as follows:

                                                      March 31,       Dec. 31,
(in thousands)                                         1999             1998
                                                      --------        -------

Gross contract receivables 60 days and more           $11,926      $ 13,347
delinquent
Gross contract receivables                            236,872       225,813
Percent                                                  5.03%         5.91%

                      Liquidity and Capital Resources

Liquidity management

As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents remained at 1.9 million for the first quarter of 1999. This reflected $3.2 million of net cash provided by operating activities and $9.1 million of net cash provided by financing activities partially offset by $12.3 million of net cash used in investing activities. Net cash used in investing activities resulted from net cost of acquiring contract receivables exceeding the repayment of contract receivables resulting in an overall increase in net contract receivables. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit used to fund the increase in net contract receivables. For the first three months of 1998, net cash reflected $2.6 million of net cash provided by operating activities and $5.5 million of net cash provided by financing activities partially offset by $7.9 million of net cash used in investing activities. In both the first quarter of 1999 and 1998, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume. Management is currently exploring additional sources of liquidity.

                         PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

        (b) Reports on Form 8-K

            On January 29, 1999,  the Company filed a report on Form 8-K,  under
Item 5, announcing an Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement with its principal lender dated as of January 1, 1999.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      TFC ENTERPRISES, INC.
                                                      (Registrant)



Date: April 28, 1999                            By: /s/ Robert S. Raley Jr.
                                                   ------------------------
                                                     Robert S. Raley, Jr.
                                                     Chairman, President,
                                                     Chief Executive Officer and
                                                     Director


Date: April 28, 1999                            By: /s/ Craig D. Poppen
                                                   --------------------
                                                     Craig D. Poppen
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer
                                                    (Principal Financial Officer
                                                     of the registrant)

                                    Index to Exhibits



Exhibit No.                        Description
----------                         -----------

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.