Form 10-Q
period 1999-06-30
TFC ENTERPRISES INC
filed 1999-08-16
CIK 913958

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

                  For the Quarterly Period Ended June 30, 1999

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

                                               Yes  |X|      No


As of August 13, 1999, there were 11,404,882 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                    REPORT ON FORM 10-Q FOR THE THREE MONTHS
                       AND SIX MONTHS ENDED JUNE 30, 1999


                Table of Contents and 10-Q Cross Reference Index


Part I - Financial Information                                       Page No.
------------------------------                                       --------

Financial Highlights                                                        3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                               4
  Consolidated Statements of Income                                         5
  Consolidated Statements of Changes in Shareholders' Equity                7
  Consolidated Statements of Cash Flows                                     8

Notes to Consolidated Financial Statements                                  9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                       14

Part II - Other Information

Submission of Matters to a Vote of Security Holders (Item 4)               22

Exhibits and Reports on Form 8-K (Item 6)                                  22

Signatures                                                                 23

Index to Exhibits                                                          24

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)

                                                              Three months ended June 30,      Six months ended June 30,
                                                             ------------------------------ ----------------------------------
(in thousands, except per share amounts)                            1999            1998             1999             1998
----------------------------------------------------------------------------------------------------------------------------
Net income                                                        $   1,751       $    962         $  3,152         $  1,303
Net income per basic common share                                 $    0.15       $   0.09         $   0.28         $   0.12
Net income per diluted common share                                  $ 0.14       $   0.08         $   0.26         $   0.11
Average common shares outstanding (in thousands)                     11,405         11,293           11,405           11,292
-----------------------------------------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)
Return on average common equity                                       18.65%         12.07%           17.14%            8.25%
Return on average assets                                               3.71           2.43             3.43             1.68
Yield on interest-earning assets                                      23.59          22.73            23.44            22.18
Cost of interest-bearing liabilities                                   8.74          10.56             8.85            10.72
Net interest margin                                                   17.37          15.08            17.15            14.45
Operating expense as a percentage of
  average interest-earning assets                                     11.84          13.00            12.00            13.22
Total net charge-offs to average gross receivables,  net
  of unearned interest                                                12.63          15.47            13.58            16.78
60+ days delinquencies to period-end
  gross contract receivables                                           4.67           6.20             4.67             6.20
30+ days delinquencies to period-end
  gross contract receivables                                           6.84           8.61             6.84             8.61
Total allowance and nonrefundable reserve
  to period end gross contract receivables,
  net of unearned interest                                            11.49          13.44            11.49            13.44
Equity to assets, period end                                          19.99          19.84            19.99            19.84
-----------------------------------------------------------------------------------------------------------------------------
Average balances:
Interest-earning assets (a)                                       $ 201,308       $165,451         $196,505         $161,618
Total assets                                                        188,602        158,491          183,752          154,960
Interest-bearing liabilities                                        143,379        119,786          139,549          116,516
Equity                                                               37,545         31,860           36,773           31,575
-----------------------------------------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a)     Gross contract receivables net of unearned interest revenue.

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                             June 30,                 December 31,
-------------------------------------------------------------------------------------------------
(in thousands)                                                 1999                       1998
-------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                    $   1,758                 $   1,868
Net contract receivables                                       176,691                   155,895
Property and equipment, net                                      2,157                     1,949
Intangible assets, net                                          10,432                    10,978
Other assets                                                     1,263                     1,907
-------------------------------------------------------------------------------------------------
   Total assets                                              $ 192,301                 $ 172,597
-------------------------------------------------------------------------------------------------

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                    $ 139,509                 $ 121,281
Other debt                                                       8,726                     9,636
Accounts payable and accrued expenses                            2,565                     3,180
Income taxes and other liabilities                               2,241                     2,394
Refundable dealer reserve                                          826                       824
-------------------------------------------------------------------------------------------------
  Total liabilities                                            153,867                   137,315

Shareholders' equity:
Preferred  stock, $.01 par value, 1,000,000 shares
  authorized; none outstanding                                      --                        --
Common stock,  $.01 par value, 40,000,000 shares
  authorized; 11,404,882 shares issued and outstanding              50                        50
Additional paid-in capital                                      56,020                    56,020
Retained deficit                                               (17,636)                  (20,788)
-------------------------------------------------------------------------------------------------
  Total shareholders' equity                                    38,434                    35,282
-------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity               $ 192,301                 $ 172,597
-------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                                      Six months ended
                                                                           June 30,
-------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                              1999           1998
-------------------------------------------------------------------------------------------
Interest and other finance revenue                                   $23,027        $17,921
Interest expense                                                       6,177          6,243
-------------------------------------------------------------------------------------------
    Net interest revenue                                              16,850         11,678
Provision for credit losses                                              207            320
-------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses            16,643         11,358
-------------------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                        376            481
Other                                                                    291            148
-------------------------------------------------------------------------------------------
    Total other revenue                                                  667            629
-------------------------------------------------------------------------------------------

Operating expense:
Salaries                                                               6,056          5,443
Employee benefits                                                      1,270            973
Occupancy                                                                466            443
Equipment                                                                681            616
Amortization of intangible assets                                        546            546
Other                                                                  2,767          2,663
-------------------------------------------------------------------------------------------
    Total operating expense                                           11,786         10,684
-------------------------------------------------------------------------------------------
Income before income taxes                                             5,524          1,303
Provision for income taxes                                             2,372            --
-------------------------------------------------------------------------------------------
    Net income                                                       $ 3,152        $ 1,303
-------------------------------------------------------------------------------------------

Net income per common share:
    Basic                                                            $  0.28        $ 0.12
    Diluted                                                          $  0.26        $ 0.11


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three months ended
                                                  March 31,     June 30,         June 30,
----------------------------------------------------------------------------------------------
(in thousands, except per share amounts)           1999           1999             1998
----------------------------------------------------------------------------------------------
Interest and other finance revenue                $11,873       $11,153           $9,401
Interest expense                                    3,133         3,044            3,163
----------------------------------------------------------------------------------------------
    Net interest revenue                            8,740         8,109            6,238
----------------------------------------------------------------------------------------------
Provision for credit losses                           109            98              199
----------------------------------------------------------------------------------------------
    Net interest revenue after
     provision for credit losses                    8,631         8,011            6,039

Other revenue:
Commissions on ancillary products                     175           201              237
Other                                                 184           107               64
----------------------------------------------------------------------------------------------
    Total other revenue                               359           308              301
----------------------------------------------------------------------------------------------

Operating expense:
Salaries                                            3,009         3,047            2,761
Employee benefits                                     628           642              490
Occupancy                                             237           230              221
Equipment                                             367           313              311
Amortization of intangible assets                     273           273              273
Other                                               1,446         1,320            1,322
----------------------------------------------------------------------------------------------
    Total operating expense                         5,960         5,825            5,378
----------------------------------------------------------------------------------------------
Income before income taxes                          3,030         2,494              962
Provision for income taxes                          1,279         1,092               --
----------------------------------------------------------------------------------------------
    Net income                                    $ 1,751       $ 1,402           $  962
----------------------------------------------------------------------------------------------

Net income per common share:
    Basic                                         $   .15       $   .12           $  .09
    Diluted                                       $   .14       $   .12           $  .08

                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                   Six months ended
                                                       June 30,
-------------------------------------------------------------------------
(in thousands)                                    1999          1998
------------------------------------------------------------------------
Common stock
Balance at beginning and end of period          $     50      $     49
------------------------------------------------------------------------

Additional paid-in capital
Balance at beginning and end of period          $ 56,020      $ 55,844
 Stock options exercised                              --            28
------------------------------------------------------------------------
Balance at end of period                        $ 56,020      $ 55,872
------------------------------------------------------------------------

Retained deficit
Balance at beginning of period                  $(20,788)     $(24,813)
  Net income (a)                                   3,152         1,303
------------------------------------------------------------------------
Balance at end of period                        $(17,636)     $(23,510)
------------------------------------------------------------------------

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six months ended
                                                                             June 30,
-------------------------------------------------------------------------------------------
(in thousands)                                                           1999       1998
-------------------------------------------------------------------------------------------
Operating activities
Net income                                                              $ 3,152     $1,303
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of intangible assets                                         546        546
  Depreciation and other amortization                                       620        498
  Provision for credit losses                                               207        320
  Changes in operating assets and liabilities:
  Decrease in recoverable income taxes                                      --       1,191
  (Decrease) increase in other assets                                       447       (150)
  Increase in accounts payable and accrued expenses                        (615)      (367)
  (Decrease) increase in income taxes and other liabilities                (153)         5
  Increase (decrease) in refundable dealer reserve                            2       (582)
-------------------------------------------------------------------------------------------
    Net cash provided by operating activities                             4,206      2,764
-------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                              (66,387)   (63,108)
Repayment on contract receivables                                        45,384     46,423
Purchase of property and equipment                                         (626)      (123)
-------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (21,629)   (16,808)
-------------------------------------------------------------------------------------------

Financing activities
Net borrowings on revolving lines of credit                              18,228     15,961
Net payments on other debt                                                 (915)    (1,000)
Proceeds from stock options exercised                                         -         28
-------------------------------------------------------------------------------------------
   Net cash provided by financing activities                             17,313     14,989
-------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                           (110)       945
Cash and cash equivalents at beginning of period                          1,868      1,975
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $1,758    $ 2,920
-------------------------------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises, Inc. ("TFCE") is a holding company that operates three primary wholly-owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF") and Recoveries, Inc. ("RI"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point-of-sale" purchase) and on a bulk basis ("bulk" purchase). Based in Norfolk, Virginia, TFC also has nine loan production offices throughout the United States in communities with a large concentration of military personnel. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates 16 branches throughout Virginia and North Carolina. Recoveries Inc., a third party debt collection agency, services foreclosed or troubled loan portfolios and receivables for medical organizations and others.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

2. Contract receivables

The following is a summary of contract receivables at June 30, 1999, and December 31, 1998:


                                         June 30,         Dec. 31,
(in thousands)                             1999             1998
--------------------------------------------------- ----------------
Contract receivables:
  Auto finance                           $ 230,788        $ 209,341
  Consumer finance                          18,066           16,472
--------------------------------------------------- ----------------
    Gross contract receivables             248,854          225,813
Less:
  Unearned interest revenue                 41,710           37,710
  Unearned discount                          4,283            3,539
  Unearned commissions                         551              637
  Unearned service fees                      1,293            1,186
  Payments in process                          (5)            3,915
  Escrow for pending acquisitions              530              736
  Allowance for credit losses                  827              859
  Nonrefundable reserve                     22,974           21,336
--------------------------------------------------- ----------------
    Net contract receivables             $ 176,691        $ 155,895
--------------------------------------------------- ----------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


2. Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three and six months ended June 30, 1999 and 1998 were as follows:

                                         Three months ended              Six months ended
                                              June 30,                       June 30,
-------------------------------------------------------------------------------------------
(in thousands)                           1999           1998          1999          1998
-------------------------------------------------------------------------------------------
Balance at beginning of period          $22,599       $22,196        $22,195       $23,029
  Provision for credit losses               109           199            207           320
  Allocation for credit losses            7,451         7,370         14,743        13,623
  Charge-offs                            (7,796)       (7,706)       (16,303)      (16,128)
  Recoveries                              1,438         1,219          2,959         2,434
-------------------------------------------------------------------------------------------
 Balance at end of period               $23,801       $23,278        $23,801       $23,278
-------------------------------------------------------------------------------------------

3. Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998 were as follows:




                                            Three months ended                Six months ended
                                                 June 30,                        June 30,
--------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)   1999               1998           1999           1998
--------------------------------------------------------------------------------------------------
Numerator:
   Net income                                 $ 1,751       $   962         $ 3,152       $ 1,303
--------------------------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per
  share-weighted-average shares                11,405        11,293          11,405        11,292
                                         ---------------------------------------------------------
      Effect of dilutive securities:
      Employee stock options                      175           656             112           552
      Warrants                                    659           200             624           145
                                         ---------------------------------------------------------
      Dilutive potential
      common shares                               834           856             736           697
                                         ---------------------------------------------------------
Denominator for diluted earnings
  per share-adjusted  weighted-
  average shares and assumed
  conversions                                  12,239        12,149          12,190        11,989
--------------------------------------------------------------------------------------------------
Basic earnings per share                      $  0.15       $   .09         $  0.28       $   .12
Diluted earnings per share                    $  0.14       $   .08         $  0.26       $   .11


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

---------------------------------------------------------------------------------------------------------
(in thousands)                                              Consumer
                                    Auto Finance             Finance              Other            Total
---------------------------------------------------------------------------------------------------------
Three months ended June 1999
Interest revenues                          $ 10,840          $ 1,033              $  --        $  11,873
                                   ----------------------------------------------------------------------

Interest expense                           $  2,828          $   305              $  --        $   3,133
                                   ----------------------------------------------------------------------


Income (loss) before taxes:                $  3,348          $   103              $ (45)       $   3,406

  Unallocated amounts:
  Intangible amortization                                                                           (273)
  Corporate expenses                                                                                (103)
                                                                                        -----------------
  Consolidated income
    before taxes                                                                               $   3,030
                                   ----------------------------------------------------------------------

Contract receivables                       $159,934          $16,752              $   5        $ 176,691
Other assets                                                                                      15,610
                                                                                        -----------------
     Total assets                                                                              $ 192,301
                                   ----------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------
                                                             Consumer
                                        Auto Finance         Finance              Other            Total
---------------------------------------------------------------------------------------------------------
Three months ended June 1998
Interest revenues                          $  8,551          $   850              $  --        $   9,401
                                   ----------------------------------------------------------------------

Interest expense                           $  2,883          $   280              $  --        $   3,163
                                   ----------------------------------------------------------------------


Income (loss) before taxes:                $  1,666          $  (133)             $(189)       $   1,344

  Unallocated amounts:
  Intangible amortization                                                                           (273)
  Corporate expenses                                                                                (109)
                                                                                        -----------------
  Consolidated income
   before  taxes                                                                               $     962
                                   ---------------------------------- -------------------------------------

Contract receivables                       $131,836          $13,030              $   2        $ 144,868
Other assets                                                                                      18,465
                                                                                        ----------------
     Total assets                                                                              $ 163,333
                                   ---------------------------------- ----------------------------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments (continued)


-------------------------------------------------------------------------------------------------------------
(in thousands)                                                 Consumer
                                         Auto Finance          Finance              Other              Total
-------------------------------------------------------------------------------------------------------------
Six months ended June 1999
Interest revenues                           $ 20,990          $ 2,036               $  --           $ 23,026
                                   --------------------------------------------------------------------------

Interest expense                            $  5,569             $608               $  --           $  6,177
                                   --------------------------------------------------------------------------


Income (loss) before taxes:                 $  6,111             $178               $ (34)          $  6,255

  Unallocated amounts:
  Intangible amortization                                                                               (546)
  Corporate expenses                                                                                    (185)
                                                                                          -------------------
  Consolidated income
before            taxes                                                                             $  5,524
                                   --------------------------------------------------------------------------

Contract receivables                        $159,934          $16,752               $   5           $176,691
Other assets                                                                                          15,610
                                                                                          -------------------
     Total assets                                                                                   $192,301
                                   --------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                               Consumer
                                         Auto Finance           Finance             Other              Total
-------------------------------------------------------------------------------------------------------------
Six months ended June 1998
Interest revenues                           $ 16,279          $ 1,642               $  --           $ 17,921
                                   --------------------------------------------------------------------------

Interest expense                            $  5,700          $   543               $  --           $  6,243
                                   --------------------------------------------------------------------------


Income (loss) before taxes:                 $  2,334          $  (204)              $(100)          $  2,030

  Unallocated amounts:
  Intangible amortization                                                                               (546)
  Corporate expenses                                                                                    (181)
                                                                                          -------------------
  Consolidated income
before           taxes                                                                              $  1,303
                                   --------------------------------------------------------------------------

Contract receivables                        $131,836          $13,030               $   2           $144,868
Other assets                                                                                          18,465
                                                                                          -------------------
     Total assets                                                                                   $163,333
                                   --------------------------------------------------------------------------

                              TFC ENTERPRISES, INC.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations

Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: Included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale and bulk purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company's dependence on its line of credit, intense competition within its markets, the fluctuating interest rates associated with its line of credit, the impact of installment contract defaults and the Year 2000 issue. Please refer to a discussion of these and other factors in this Report and the Company's other Commission filings. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


Results of Operations

Net income and earnings per basic common share

Net income for the second quarter of 1999 increased to $1.8 million, or $.15 per basic common share, compared to net income of $1.0 million, or $.09 per basic common share in the second quarter of 1998. Net income for the first six months of 1999 increased to $3.2 million, or $.28 per basic common share, compared to net income of $1.3 million, or $.12 per basic common share, for the first six months of 1998. The primary reasons for the increased 1999 income was improved performance of the Company's contract portfolio giving rise to an increased net interest margin resulting from an increase in yield on interest earning assets as well as a decrease in the cost of funds compared to the similar period in 1998.

Volume

Gross contracts purchased or originated totaled $59.9 million in the second quarter of 1999, compared to $57.6 million purchased in the second quarter of 1998. For the first six months of 1999, gross contracts purchased or originated totaled $118.5 million compared to the $108.9 million purchased during the first half of 1998. Management believes that contract purchase volume for the second quarter and first six months of 1999 grew modestly due to the aggressive underwriting and pricing policies of our auto finance competitors.

                              TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months and six months ended June 30, 1999 and 1998:

                                                       Three months ended              Six months ended
                                                            June 30,                       June 30,
---------------------------------------------------------------------------------------------------------
(in thousands)                                         1999          1998           1999           1998
---------------------------------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                   $ 36,443      $ 35,208       $ 75,746       $ 73,084
    Bulk                                              17,097        17,427         31,401         27,652
  Consumer finance                                     6,390         4,961         11,306          8,181
---------------------------------------------------------------------------------------------------------
    Total                                           $ 59,930      $ 57,596       $118,453       $108,917
---------------------------------------------------------------------------------------------------------

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                      2,943         2,856          6,093          5,935
    Bulk                                               3,523         3,767          6,268          5,690
 Consumer finance                                      3,411         2,741          5,772          4,504
---------------------------------------------------------------------------------------------------------
    Total                                              9,877         9,364         18,133         16,129
---------------------------------------------------------------------------------------------------------

Net interest revenue

Net interest revenue for the second quarter of 1999 totaled $8.7 million, an increase of 40%, from $6.2 million in the prior year period. For the first half of 1999, net interest revenue was $16.9 million, up 44% from $11.7 million in the first six months of 1998. The increase was attributable to higher average interest-earning assets and improvement in the yield on interest-earning assets. The yield on interest-earning assets was 23.59% in the second quarter of 1999, compared to 22.73% in the second quarter of 1998. For the first half of 1999, the yield on interest-earning assets was 23.44% compared to 22.18% for the first half of 1998. The increase in yield was attributable to improved pricing.

The cost of interest-bearing liabilities decreased to 8.74% for the second quarter of 1999 from 10.56% for the second quarter of 1998 and decreased to 8.85% for the first six months of 1999, compared with 10.72% for the first quarter of 1998. The decrease was primarily attributable to a 50 basis point decrease in the rate on the Company's primary line of credit and a decrease in the one-month LIBOR rate. Additionally, interest expense for 1998 included the costs related to warrants and structuring fees that were fully amortized at December 31, 1998. The Company continues to explore ways to reduce its overall cost of interest bearing liabilities.

                              TFC ENTERPRISES, INC.

   Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended and six months ended June 30, 1999 and 1998:


                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
----------------------------------------------------------------------------------------------------------
 (in thousands)                                        1999           1998         1999        1998
 ---------------------------------------------------------------------------------------------------------
 Average interest earning assets (a)                $ 201,308      $165,451     $196,505     $161,618
 Average interest bearing liabilities                 143,379       119,786      139,549      116,516
 -----------------------------------------------------------------------------------------------------
 Net interest earning assets                         $ 57,929      $ 45,665     $ 56,956     $ 45,102
 -----------------------------------------------------------------------------------------------------

 Interest and other finance revenue                  $ 11,873        $9,401     $ 23,027     $ 17,921
 Interest expense                                       3,133         3,163        6,177        6,243
 -----------------------------------------------------------------------------------------------------
 Net interest revenue                                 $ 8,740       $ 6,238     $ 16,850      $11,678
 -----------------------------------------------------------------------------------------------------

 Yield on interest-earning assets                       23.59%        22.73%       23.44%       22.18%
 Cost of interest-bearing liabilities                    8.74         10.56         8.85        10.72
 -----------------------------------------------------------------------------------------------------
 Net interest spread                                    14.85%        12.17%       14.59%       11.46%
 -----------------------------------------------------------------------------------------------------

 Net interest margin (b)                                17.37%        15.08%       17.15%       14.45%
 -----------------------------------------------------------------------------------------------------

(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 11.84% for the second quarter of 1999 from 13.00% for the second quarter of 1998 and to 12.00% for the first six months of 1999 from 13.22% for the first six months of 1998.

Provision for income taxes

The effective tax rate for the second quarter of 1999 is higher than the expected statutory rates primarily due to the amortization of certain intangible assets. The Company recorded no income tax provision in the first six months of 1998 due to the anticipation of the reversal of the deferred tax valuation allowance recorded at year end 1997 which substantially offset the tax expense related to the estimated income for fiscal year 1998.

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

State of readiness
       The Company determined that it needed to modify or replace significant portions of its software and certain hardware so those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware that have been completed the Year 2000 problem has been mitigated as it relates to its internal systems. Therefore, because of the modifications and replacements that have been made, the Year 2000 problem should not have a material adverse impact on the Company's business, financial condition and results of operations.

       The Company's plan to resolve the Year 2000 problem involved the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed each phase for all systems that could be significantly affected by the Year 2000 problem. In addition, the Company has gathered information about the Year 2000 compliance status of its significant third party vendors and continues to monitor their compliance.

       The Company has completed each phase for the Company's loan servicing systems, automated application systems and accounting systems. Testing and implementation of affected equipment and software was completed on June 30, 1999.

       Additionally, the Company is has completed each phase for operating equipment, such as the phone systems, fax machines, etc. Testing of this equipment was primarily dependent upon the vendors' ability to confirm that the proper changes have been made and the system will function correctly. Testing and implementation of affected equipment was completed on June 30, 1999.

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

Cost to Address the Company's Year 2000 Problem
       The Company has utilized both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project was approximately $0.8 million, which consisted of new systems and equipment. An operating lease was used to fund approximately $0.6 million with the remainder funded out of operating cash flows.

                              TFC ENTERPRISES, INC.

Risks
       Management believes it has completed all necessary phases of an effective program to resolve issues affecting internal systems impacted by the Year 2000 problem. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The effect of non-compliance by external agents is not determinable.

Contingency Plans
       The Company has contingency plans for certain critical applications. These contingency plans involve, the manual processing of new business applications, and collections maintained through a more manual and elementary process until affected systems can be corrected.

                               Financial Condition

Assets

Total assets increased by $19.7 million, or 11%, to $192.3 million at June 30, 1999, from $172.6 million at December 31, 1998. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at June 30, 1999 and December 31, 1998:

                                                      June 30,       Dec. 31,
 (in thousands)                                        1999          1998
 ------------------------------------------------------------------------------
 Auto finance:
   Point-of-sale                                        $ 122,040    $ 104,125
   Bulk                                                    37,894       36,649
 Consumer finance                                          16,757       15,121
 ------------------------------------------------------------------------------
     Total                                              $ 176,691    $ 155,895
 ------------------------------------------------------------------------------

Liabilities

Total liabilities were $153.9 million at June 30, 1999, an increase of $16.6 million, or 12%, from $137.3 million at December 31, 1998. The increase in liabilities compared with year-end 1998 primarily reflected increased borrowings under the Company's credit facilities which, in turn, resulted in a increase in net contract receivables.

                              TFC ENTERPRISES, INC.

                           Credit Quality and Reserves

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $6.2 million in the second quarter of 1999, representing an annualized rate of 13.6% of average contract receivables net of unearned interest revenue. This compares to $6.4 million, or 16.5%, in the second quarter of 1998. For the first six months of 1999, net charge-offs were $13.1 million, or 14.6%, of average contract receivables net of unearned interest revenue. This compares to $13.5 million, or 17.9%, of average contract receivables net of unearned interest revenue in the first six months of 1998. The decrease in net charge-offs in the first quarter of 1999 and first six months 1999, relative to the comparable periods in 1998 was due to improved credit quality, servicing and recoveries.


Auto finance contract receivables- Provision for credit losses

TFC's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. Improved credit quality and servicing of TFC's auto finance contracts eliminated the need for a loss provision for all of 1998 and the first six months of 1999.

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

At June 30, 1999, the combination of TFC's allowance for credit losses and nonrefundable dealer reserve totaled $23.0 million, or 12.2%, of contract receivables net of unearned interest revenue. This compares to $21.3 million, or 12.4%, at December 31, 1998. The decrease in reserves and in the percentage of reserves to contract receivables is the result of the improved credit quality, servicing and recoveries.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $0.8 million at June 30, 1999 and December 31, 1998. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at June 30, 1999, of 12.2% are less than net charge-offs as a percentage of average net contracts receivable for the six months ended June 30, 1999, of 14.7% on an annualized basis. This difference exists because the reserves include an estimate of future recoveries on prior year charge-offs and future recoveries on current year charge-offs that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.1 million in the second quarter of 1999 and 1998, representing an annualized rate of 2.8% and 4.3% of average gross contract receivables net of unearned

                              TFC ENTERPRISES, INC.

interest revenue, respectively. For the first six months of 1999 and 1998, net charge-offs to the allowance for credit losses were $0.2 million, representing an annualized rate of 2.8% and 3.9%, respectively. The provision for credit losses was $0.1 million for the second quarter of 1999 and $0.2 million for the second quarter of 1998 and the allowance for credit losses was $0.8 million or 4.6% and $0.9 million or 5.2% of outstanding gross contract receivables at June 30, 1999 and December 31, 1998. Management has established the level of allowance that it considers to be adequate based on FCF's experience through June 30, 1999.

Charge-offs net of recoveries, by line of business, for the three months and six months ended June 30, 1999 and 1998, were as follows:

                               Three months ended             Six months ended
                                    June 30,                      June 30,
  -----------------------------------------------------------------------------
  (in thousands)               1999         1998        1999         1998
  -------------------------------------- --------------------------------------
  Auto finance:
    Point-of-sale               $ 3,458      $ 3,499       $ 7,161     $ 6,954
    Bulk                          2,782        2,843         5,944       6,482
  Consumer finance                  118          145           239         258
  -----------------------------------------------------------------------------
      Total                     $ 6,358      $ 6,487      $ 13,344    $ 13,694
  -----------------------------------------------------------------------------

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $11.1 million, or 4.8% of gross auto finance contract receivables at June 30, 1999, compared to $12.9 million, or 6.2%, at December 31, 1998. This improvement in delinquency was the result of improved underwriting and increased collection efforts.

Gross consumer finance receivables that were 60 days or more past due totaled $0.5 million, or 2.7% of gross receivables at June 30, 1999, compared to $0.4 million, or 2.9% at December 31, 1998.

Delinquency at June 30, 1999 and  December 31, 1998 was as follows:
                                               June 30,            Dec. 31,
(in thousands)                                   1999                1998
--------------------------------------------------------------------------------
Gross contract receivables 60 days
 and more delinquent                            $ 11,621            $13,347
Gross contract receivables                       248,854            225,813
Percent                                             4.67%              5.91%

                         Liquidity and Capital Resources

Liquidity management

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $0.1 million in the first six months of 1999, to $1.8 million at June 30, 1999. The decrease reflected $17.3 million of net cash provided by financing activities and $4.2 million of net cash provided by operating activities, offset by $21.6 million of net cash used in financing activities. Net cash used in investing activities principally reflected $20.9 million in net contract receivable purchases. Cash provided by financing activities primarily reflected $17.3 million of net borrowings on the Company's revolving lines of credit and other debt. For the first six months of 1998, net cash reflected $15.0 million of net cash provided by financing activities and $2.8 million of net cash provided by operating activities, partially offset by $16.8 million of net cash used in financing activities. Net cash used in investing activities principally

                              TFC ENTERPRISES, INC.

reflected $16.7 million in net contract receivable purchases. Cash provided by financing activities primarily reflected $15.0 million of net borrowings on the Company's revolving lines of credit and subordinated debt. In both the first six months of 1999 and 1998, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume. Management is currently exploring additional sources of liquidity. The $130 million credit facility related to TFC has $126.2 million outstanding at June 30, 1999 and the $15 million credit facility related to FCF has $13.3 million outstanding at June 30, 1999.

                           PART II. OTHER INFORMATION


ITEM 4.    Submission of Matters to a Vote of Security Holders

      The 1999 Annual Meeting of Shareholders of TFC Enterprises, Inc. was held on May 11, 1999, to consider two matters of business. The matters brought before the shareholders and the voting results were as follows:

Election of Directors

                                                                                                 Broker
                                     For              Against             Abstain            Non-votes*
                                     ---              -------             -------            ----------
Douglas E. Bywater                   10,137,607         5,635                  --                  --
Robert S. Raley, Jr.                 10,137,607         5,635                  --                  --
Philip R. Smiley                     10,137,607         5,635                  --                  --


     The following directors' terms of office as a director continued after the meeting: Andrew M. Ockershausen, Walter S. Boone, and Linwood R. Watson.

Ratification of the Appointment of Auditors

                                                                                                       Broker
                                             For              Against             Abstain            Non-votes*
                                             ---              -------             -------            ----------
   Ernst & Young LLP                     10,131,778            8,535               2,929                  --


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


                                               TFC ENTERPRISES, INC.
                                               (Registrant)



Date: August 13, 1999                      By:/s/ Robert S. Raley, Jr.
                                              ------------------------
                                             Robert S. Raley, Jr.
                                             Chairman, President and
                                             Chief Executive Officer and
                                             Director




Date: August 13, 1999                      By:/s/ Craig D. Poppen
                                              -------------------
                                             Craig D. Poppen
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial Officer
                                             of the Registrant)

Index to Exhibits



Exhibit No.                             Description
-----------                             -----------

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.