Form 10-Q/A
period 1999-06-30
TFC ENTERPRISES INC
filed 1999-08-20
CIK 913958

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

                                    FORM 10-Q/A

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


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                            Three months ended
                                                  June 30,      March 31,     June 30,
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


                                               TFC ENTERPRISES, INC.
                                               (Registrant)



Date: August 20, 1999                      By:/s/ Robert S. Raley, Jr.
                                              ------------------------
                                             Robert S. Raley, Jr.
                                             Chairman, President and
                                             Chief Executive Officer and
                                             Director




Date: August 20, 1999                      By:/s/ Craig D. Poppen
                                              -------------------
                                             Craig D. Poppen
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial Officer
                                             of the Registrant)

Index to Exhibits



Exhibit No.                             Description
-----------                             -----------

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.