Form 10-Q
period 1999-09-30
TFC ENTERPRISES INC
filed 1999-11-15
CIK 913958

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

                For the Quarterly Period Ended September 30, 1999

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

                            Yes  |X|      No


As of November 11, 1999, there were 11,415,282 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                    REPORT ON FORM 10-Q FOR THE THREE MONTHS
                     AND NINE MONTHS ENDED SEPTEMBER 30, 1999


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

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)


                                            Three months ended     Nine months  ended
                                               September 30,          September 30,
--------------------------------------------------------------------------------------
(in thousands, except per share amounts)    1999       1998       1999       1998
--------------------------------------------------------------------------------------

Net income                                  $ 1,806   $  1,349    $ 4,958     $ 2,651
Net income per basic common share           $  0.16   $   0.12    $  0.43     $  0.23
Net income per diluted common share         $  0.15   $   0.11    $  0.40     $  0.22
Average common shares outstanding
 (in thousands)                              11,408     11,334     11,406      11,308
--------------------------------------------------------------------------------------
Performance ratios (annualized, as
appropriate)
Return on average common equity               18.37%     16.28%     17.57%      11.01%
Return on average assets                       3.70       3.24       3.53        2.23
Yield on interest-earning assets              23.93      23.17      23.63       22.53
Cost of interest-bearing liabilities           9.14      10.52       8.97       10.66
Net interest margin                           17.44      15.49      17.27       14.82
Operating expense as a percentage of
  average interest-earning assets             11.82      12.58      11.95       13.00
Total net charge-offs to average gross
receivables,    net of unearned interest      13.24      17.69      13.47       17.11
60+ days delinquencies to period-end
  gross contract receivables                   4.92       5.57       4.92        5.57
30+ days delinquencies to period-end
  gross contract receivables                   7.69       8.63       7.69        8.63
Total allowance and nonrefundable
reserve
  to period end gross contract                11.35      12.53      11.35       12.53
receivables,
  net of unearned interest
Equity to assets, period end                  20.36      19.85      20.36       19.85
--------------------------------------------------------------------------------------
Average balances:
Interest-earning assets (a)               $ 209,446   $174,249   $200,624    $165,788
Total assets                                195,080    166,337    187,428     158,674
Interest-bearing liabilities                148,740    127,187    142,356     119,946
Equity                                       39,319     33,135     37,626      32,116
--------------------------------------------------------------------------------------

 Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a)   Gross contract receivables net of unearned interest revenue.

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      September 30,    December 31,
------------------------------------------------------------------------------------
(in thousands)                                           1999             1998
------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                               $ 2,563           $ 1,868
Net contract receivables                                181,106           155,895
Property and equipment, net                               2,244             1,949
Intangible assets, net                                   10,160            10,978
Other assets                                              1,695             1,907
-------------------------------------------------------------------------------------
   Total assets                                        $197,768         $ 172,597
-------------------------------------------------------------------------------------

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                              $139,196         $ 121,281
Other debt                                                9,507             9,636
Accounts payable and accrued expenses                     3,913             3,180
Income taxes and other liabilities                        3,786             2,394
Refundable dealer reserve                                 1,102               824
-------------------------------------------------------------------------------------
  Total liabilities                                     157,504           137,315

Shareholders' equity:
Preferred  stock,  $.01 par value,  1,000,000
 shares authorized; none outstanding                         --                --

Common  stock,  $.01  par  value,  40,000,000
 shares authorized; 11,404,882 shares                        50                50
 issued and outstanding
Additional paid-in capital                               56,044            56,020
Retained deficit                                        (15,830)          (20,788)
-------------------------------------------------------------------------------------
  Total shareholders' equity                             40,264            35,282
-------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity        $ 197,768         $ 172,597
-------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Nine months ended
                                                                September 30,
-------------------------------------------------------------------------------

(in thousands, except per share amounts)                      1999      1998
-------------------------------------------------------------------------------
Interest and other finance revenue                            $35,555  $28,015
Interest expense                                                9,575    9,590
-------------------------------------------------------------------------------
    Net interest revenue                                       25,980   18,425
Provision for credit losses                                       317      491
-------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses     25,663   17,934
-------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                 569      688
Other                                                             427      193
-------------------------------------------------------------------------------
    Total other revenue                                           996      881
-------------------------------------------------------------------------------

Operating expense:
Salaries                                                        9,251    8,170
Employee benefits                                               1,880    1,485
Occupancy                                                         724      671
Equipment                                                       1,052      927
Amortization of intangible assets                                 819      819
Other                                                           4,249    4,092
-------------------------------------------------------------------------------
    Total operating expense                                    17,975   16,164
-------------------------------------------------------------------------------
Income before income taxes                                      8,684    2,651
Provision for income taxes                                      3,726       --
-------------------------------------------------------------------------------
    Net income                                                $ 4,958  $ 2,651
-------------------------------------------------------------------------------

Net income per common share:
    Basic                                                      $ 0.43    $0.23
    Diluted                                                    $ 0.40    $0.22

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three months ended
                                            Sept 30, June 30, March 31, Sept 30,
--------------------------------------------------------------------------------

(in thousands, except per share amounts)     1999       1999       1999    1998
--------------------------------------------------------------------------------
Interest and other finance revenue           $12,529   $11,873  $11,153  $10,094
Interest expense                               3,398     3,133    3,044    3,347
--------------------------------------------------------------------------------
    Net interest revenue                       9,131     8,740    8,109    6,747
--------------------------------------------------------------------------------
Provision for credit losses                      110       109       98      171
--------------------------------------------------------------------------------
    Net interest revenue after provision       9,021     8,631    8,011    6,576
for credit losses

Other revenue:
Commissions on ancillary products                192       175      201      208
Other                                            137       184      107       44
--------------------------------------------------------------------------------
    Total other revenue                          329       359      308      252
--------------------------------------------------------------------------------

Operating expense:
Salaries                                       3,195     3,009    3,047    2,727
Employee benefits                                610       628      642      512
Occupancy                                        257       237      230      227
Equipment                                        372       367      313      311
Amortization of intangible assets                273       273      273      273
Other                                          1,483     1,446    1,320    1,429
--------------------------------------------------------------------------------
    Total operating expense                    6,190     5,960    5,825    5,479
--------------------------------------------------------------------------------
Income before income taxes                     3,160     3,030    2,494    1,349

Provision for income taxes                     1,354     1,279    1,092       --
--------------------------------------------------------------------------------
    Net income                                $1,806    $1,751   $1,402   $1,349
--------------------------------------------------------------------------------

Net income per common share:
    Basic                                     $  .16    $  .15   $  .12   $  .12
    Diluted                                   $  .15    $  .14   $  .12   $  .11

                             TFC ENTERPRISES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                                         Nine months ended
                                                             Sept 30,
----------------------------------------------------------------------------
(in thousands)                                            1999      1998
----------------------------------------------------------------------------
Common stock
Balance at beginning and end of period                  $      50  $     49
----------------------------------------------------------------------------

Additional paid-in capital
Balance at beginning and end of period                  $  56,020  $ 55,844

 Stock options exercised                                       24       177
----------------------------------------------------------------------------
Balance at end of period                                $  56,044  $ 56,021
----------------------------------------------------------------------------

Retained deficit
Balance at beginning of period                          $ (20,788) $(24,813)

  Net income (a)                                            4,958     2,651
----------------------------------------------------------------------------
Balance at end of period                                $ (15,830) $(22,162)
----------------------------------------------------------------------------

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Nine months ended
                                                            September 30,
-----------------------------------------------------------------------------
(in thousands)                                              1999     1998
-----------------------------------------------------------------------------
Operating activities
Net income                                                $  4,958   $ 2,651

Adjustments to reconcile net income to net cash
provided by operating activities:
  Amortization of intangible assets                            819       819
  Depreciation and other amortization                        1,018     1,105
  Provision for credit losses                                  317       491
  Changes in operating assets and liabilities:
  Decrease in recoverable income taxes                          --     1,191
  Decrease in other assets                                    (161)     (326)

  Increase (decrease) in accounts payable and accrued
expenses                                                       733        (6)
  Increase in income taxes and other liabilities             1,392         5

  Increase (decrease) in refundable dealer reserve             278      (885)
-----------------------------------------------------------------------------
    Net cash provided by operating activities                9,354     5,057
-----------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                 (98,415)  (95,925)
Repayment on contract receivables                           72,887    70,199
Purchase of property and equipment                            (934)     (217)
-----------------------------------------------------------------------------
   Net cash used in investing activities                   (26,462)  (25,943)
-----------------------------------------------------------------------------

Financing activities
Net borrowings on revolving lines of credit                 17,915    21,054
Net payments on other debt                                    (136)     (430)
Proceeds from stock options exercised                           24       177
-----------------------------------------------------------------------------
   Net cash provided by financing activities                17,803    20,801
-----------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents               695       (85)
Cash and cash equivalents at beginning of period             1,868     1,975

-----------------------------------------------------------------------------
Cash and cash equivalents at end of period                $  2,563   $ 1,890
-----------------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises, Inc. ("TFCE") is a holding company that operates three primary wholly-owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF") and Recoveries, Inc. ("RI"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point-of-sale" purchase) and on a bulk basis ("bulk" purchase). Based in Norfolk, Virginia, TFC also has ten loan production offices throughout the United States in communities with a large concentration of military personnel. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates seventeen branches throughout Virginia and North Carolina. Recoveries Inc., a third party debt collection agency, services foreclosed or troubled loan portfolios and receivables for medical organizations and others.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire year ending
December 31, 1999. Certain amounts have been reclassified to conform to the current quarter's presentation.

2. Contract receivables

The following is a summary of contract receivables at September 30, 1999, and December 31, 1998:


                                                       Sept. 30,   Dec. 31,
(in thousands)                                            1999       1998
------------------------------------------------------------------------------
Contract receivables:
  Auto finance                                         $  234,366   $ 209,341

  Consumer finance                                         18,849      16,472
------------------------------------------------------------------------------
    Gross contract receivables                            253,215     225,813
Less:
  Unearned interest revenue                                41,688      37,710
  Unearned discount                                         4,338       3,539
  Unearned commissions                                        479         637
  Unearned service fees                                     1,172       1,186
  Payments in process                                         (24)      3,915
  Escrow for pending acquisitions                             480         736
  Allowance for credit losses                                 797         859
  Nonrefundable reserve                                    23,179      21,336
------------------------------------------------------------------------------
    Net contract receivables                           $  181,106   $ 155,895
------------------------------------------------------------------------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


2. Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three and nine months ended September 30, 1999 and 1998 were as follows:

                              Three months ended      Nine months ended
                                 September 30,          September 30,
-------------------------------------------------------------------------
(in thousands)                 1999        1998      1999        1998
------------------------------------------------------------------------

Balance at beginning of        $23,801    $23,278    $22,195    $23,029
period
  Provision for credit             110        171        317        491
losses
  Allocation for credit          6,995      7,236     21,738     20,859
losses
  Charge-offs                   (8,446)    (9,120)   (24,749)   (25,248)
  Recoveries                     1,516      1,277      4,475      3,711
------------------------------------------------------------------------
 Balance at end of period      $23,976    $22,842    $23,976    $22,842
------------------------------------------------------------------------

3. Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                       Three months ended   Nine months ended
                                          September 30,       September 30,
-------------------------------------------------------------------------------
(in thousands, except per
share amounts)                            1999       1998     1999     1998
-------------------------------------------------------------------------------
Numerator:
   Net income                            $ 1,806   $ 1,349  $ 4,958   $ 2,651
-------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings
per share-weighted-average
shares                                    11,408    11,334   11,406    11,308
                                       ----------------------------------------
      Effect of dilutive securities:         258       626      193       579
      Employee stock options Warrants        722       239      657       177
                                       ----------------------------------------
      Dilutive potential common
      shares                                 980       865      850       756
                                       ----------------------------------------
Denominator for diluted
earnings per share-adjusted
weighted-average shares and
assumed conversions                       12,388    12,199   12,256    12,064
-------------------------------------------------------------------------------
Basic earnings per share                  $ 0.16     $ .12   $ 0.43     $ .23
Diluted earnings per share                $ 0.15     $ .11   $ 0.40     $ .22

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


4.  Segments

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

-----------------------------------------------------------------------------
(in thousands)                                Consumer
                               Auto Finance    Finance     Other        Total
-----------------------------------------------------------------------------
Three months ended
September  1999
Interest revenues              $   11,437      $ 1,092       $ --      $12,529
                          -----------------------------------------------------

Interest expense               $    3,036      $   362       $ --      $ 3,398
                          -----------------------------------------------------


Income (loss) before           $    3,587      $   102       $(56)     $ 3,633
taxes:

  Unallocated amounts:
  Intangible amortization                                                 (273)
  Corporate expenses                                                      (200)
                                                                 --------------
  Consolidated income
     before taxes                                                       $3,160
                          -----------------------------------------------------

Net contract receivables       $  163,244      $17,605       $257     $181,106
Other assets                                                            16,662
                                                                 --------------
     Total assets                                                     $197,768
                          -----------------------------------------------------

-------------------------------------------------------------------------------
                                              Consumer
                              Auto Finance    Finance       Other      Total
-------------------------------------------------------------------------------
Three months ended
September 1998
Interest revenues              $    9,208      $   886       $ --     $ 10,094
                          -----------------------------------------------------

Interest expense               $    3,053      $   294       $ --     $  3,347
                          -----------------------------------------------------


Income (loss) before           $    1,912      $   (91)      $(50)    $  1,771
taxes:

  Unallocated amounts:
  Intangible amortization                                                 (273)
  Corporate expenses                                                      (149)
                                                                ---------------
  Consolidated income
before           taxes                                                $  1,349
                          -----------------------------------------------------

Net contract receivables       $  140,312      $13,421        $ 4     $153,737
Other assets                                                            17,120
                                                                ---------------
     Total assets                                                     $170,857
                          -----------------------------------------------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


4.  Segments (continued)

------------------------------------------------------------------------------
(in thousands)                               Consumer
                             Auto Finance     Finance      Other         Total
------------------------------------------------------------------------------
Nine months ended
September 1999
Interest revenues               $ 32,427     $  3,128      $    --     $ 35,555
                            ----------------------------------------------------

Interest expense                $  8,605     $    970      $    --     $  9,575
                            ----------------------------------------------------


Income (loss) before            $  9,848     $    280      $   (90)    $ 10,038
taxes:

  Unallocated amounts:
  Intangible amortization                                                  (819)
  Corporate expenses                                                       (535)
                                                                   -------------
  Consolidated income
before taxes                                                           $  8,684
                            ----------------------------------------------------

Net contract receivables        $163,244     $ 17,605      $   257     $181,106
Other assets                                                             16,662
                                                                   -------------
     Total assets                                                      $197,768
                            ----------------------------------------------------

--------------------------------------------------------------------------------
                                            Consumer
                            Auto Finance       Finance     Other         Total
--------------------------------------------------------------------------------
Nine months ended
September 1998
Interest revenues               $ 25,487     $  2,528      $    --     $ 28,015
                          ------------------------------------------------------

Interest expense                $  8,753     $    837      $    --     $  9,590
                          ------------------------------------------------------


Income (loss) before            $  4,395     $   (296)     $  (150)    $  3,949
taxes:

  Unallocated amounts:
  Intangible amortization                                                  (819)
  Corporate expenses                                                       (479)
                                                                   -------------
  Consolidated income
before taxes                                                           $  2,651
                          ------------------------------------------------------

Net contract receivables        $140,312     $ 13,421      $     4     $153,737
Other assets                                                             17,120
                                                                   -------------
     Total assets                                                      $170,857
                          ------------------------------------------------------

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


Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the third quarter of 1999 increased to $1.8 million, or $.16 per basic common share, compared to net income of $1.3 million, or $.12 per basic common share in the third quarter of 1998. Net income for the first nine months of 1999 increased to $5.0 million, or $.43 per basic common share, compared to net income of $2.7 million, or $.23 per basic common share, for the first nine months of 1998. The primary reasons for the increased 1999 income was improved performance of the Company's contract portfolio giving rise to an increased net interest margin resulting from an increase in yield on interest earning assets as well as a decrease in the cost of funds compared to the similar periods in 1998.

Volume

Gross contracts purchased or originated totaled $54.0 million in the third quarter of 1999, compared to $55.9 million purchased in the third quarter of 1998. For the first nine months of 1999, gross contracts purchased or originated totaled $172.5 million compared to the $164.8 million purchased during the first nine months of 1998. Management believes that the contraction of the contract purchase volume for the third quarter of 1999 and the modest growth for the first nine months of 1999 was due to the aggressive underwriting and pricing guidelines of our auto finance competitors. Further impact of the competitive market is being analyzed and the current pricing guidelines used by the auto finance subsidiary are being reviewed by management.

                              TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months and nine months ended September 30, 1999 and 1998:

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
--------------------------------------------------------------------------------
(in thousands)                          1999       1998       1999       1998
--------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                      $ 27,716   $ 35,739   $103,462   $108,823
    Bulk                                 20,164     15,857     51,565     43,509
  Consumer finance                        6,131      4,315     17,437     12,496
--------------------------------------------------------------------------------
    Total                              $ 54,011   $ 55,911   $172,464   $164,828
--------------------------------------------------------------------------------

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                         2,244      2,897      8,337      8,832
    Bulk                                  3,065      3,582      9,333      9,272
 Consumer finance                         3,298      2,440      9,070      6,944
--------------------------------------------------------------------------------
    Total                                 8,607      8,919     26,740     25,048
--------------------------------------------------------------------------------

Net interest revenue

Net interest revenue for the third quarter of 1999 totaled $9.1 million, an increase of 36%, from $6.7 million in the prior year period. For the first nine months of 1999, net interest revenue was $26.0 million, up 41% from $18.4 million in the first nine months of 1998. The increase was attributable to higher average interest-earning assets and improvement in the yield on interest-earning assets. The yield on interest-earning assets was 23.93% in the third quarter of 1999, compared to 23.17% in the third quarter of 1998. For the first nine months of 1999, the yield on interest-earning assets was 23.63% compared to 22.53% for the first nine months of 1998. The increase in yield was attributable to improved pricing.

The cost of interest-bearing liabilities decreased to 9.14% for the third quarter of 1999 from 10.52% for the third quarter of 1998 and decreased to 8.97% for the first nine months of 1999, compared with 10.66% for the first nine months of 1998. The decrease for the third quarter was primarily attributable to a 50 basis point decrease in the rate on the Company's primary line of credit and the fact that interest expense for 1998 included the costs related to warrants and structuring fees that were fully amortized at December 31, 1998. The decrease for the first nine months of 1999 is primarily attributable to the same items as the third quarter plus a lower one-month LIBOR rate for most of the nine-month period. The Company continues to explore ways to reduce its overall cost of interest bearing liabilities.

                              TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended and nine months ended September 30, 1999 and 1998:


                                       Three months ended    Nine months ended
                                         September 30,         September 30,
-------------------------------------------------------------------------------
 (in thousands)                        1999      1998       1999       1998
 ------------------------------------------------------------------------------
 Average interest earning assets (a) $ 209,446 $174,249 $ 200,624 $ 165,788

 Average interest bearing
 liabilities                           148,740  127,187   142,356   119,946
 ---------------------------------------------------------------------------
 Net interest earning assets            60,706   47,062    58,268    45,842
 ---------------------------------------------------------------------------

 Interest and other finance revenue     12,529   10,094    35,555    28,015
 Interest expense                        3,398    3,347     9,575     9,590
 ---------------------------------------------------------------------------
 Net interest revenue                $   9,131 $  6,747 $  25,980   $18,425
 ---------------------------------------------------------------------------

 Yield on interest-earning assets        23.93%   23.17%    23.63%    22.53%
 Cost of interest-bearing
 liabilities                              9.14    10.52      8.97     10.66
 ---------------------------------------------------------------------------
 Net interest spread                     14.79%   12.65%    14.66%    11.87%
 ---------------------------------------------------------------------------

 Net interest margin (b)                 17.44%   15.49%    17.27%    14.82%
 ---------------------------------------------------------------------------

(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 11.82% for the third quarter of 1999 from 12.58% for the third quarter of 1998 and to 11.95% for the first nine months of 1999 from 13.00% for the first nine months of 1998.

Provision for income taxes

The effective tax rate for the third quarter of 1999 is higher than the expected statutory rate primarily due to the amortization of certain intangible assets. The Company recorded no income tax provision in the first nine months of 1998 due to the anticipated of the reversal of the deferred tax valuation allowance recorded at year end 1997 which substantially offset the tax expense related to the estimated income for fiscal year 1998.

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

State of readiness
     The Company determined that it needed to modify or replace significant portions of its software and certain hardware so those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware that have been completed the Year 2000 problem has been mitigated as it relates to its internal systems. Therefore, because of the modifications and replacements that have been made, the Year 2000 problem should not have a material adverse impact on the Company's business, financial condition or results of operations.

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

                              TFC ENTERPRISES, INC.

                               Financial Condition
                               -------------------

Assets

Total assets increased by $25.2 million, or 15%, to $197.8 million at September 30, 1999, from $172.6 million at December 31, 1998. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at September 30, 1999 and December 31, 1998:

                                                         Sept. 30,     Dec. 31,
 (in thousands)                                            1999         1998
 ------------------------------------------------------------------------------
 Auto finance:
   Point-of-sale                                         $ 122,630    $ 104,125

   Bulk                                                     40,871       36,649
 Consumer finance                                           17,605       15,121
 ------------------------------------------------------------------------------
     Total                                               $ 181,106    $ 155,895
 ------------------------------------------------------------------------------

Liabilities

Total liabilities were $157.5 million at September 30, 1999, an increase of $20.2 million, or 15%, from $137.3 million at December 31, 1998. The increase in liabilities compared with year-end 1998 primarily reflected increased borrowings under the Company's credit facilities which, in turn, resulted in a increase in net contract receivables.



                           Credit Quality and Reserves
                           ---------------------------

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $6.8 million in the third quarter of 1999, representing an annualized rate of 14.2% of average contract receivables net of unearned interest revenue. This compares to $7.7 million, or 18.9%, in the third quarter of 1998. For the first nine months of 1999, net charge-offs were $19.9 million, or 14.5%, of average contract receivables net of unearned interest revenue. This compares to $21.1 million, or 18.3%, of average contract receivables net of unearned interest revenue in the first nine months of 1998. The decrease in net charge-offs in the third quarter of 1999 and first nine months 1999, relative to the comparable periods in 1998 was due to improved credit quality, servicing and recoveries.

Auto finance contract receivables- Provision for credit losses

TFC's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. Improved credit quality and servicing of TFC's auto finance contracts eliminated the need for a loss provision for all of 1998 and the first nine months of 1999.

                              TFC ENTERPRISES, INC.

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

At September 30, 1999, the combination of TFC's allowance for credit losses and nonrefundable dealer reserve totaled $23.2 million, or 12.0%, of contract receivables net of unearned interest revenue. This compares to $21.3 million, or 12.4%, at December 31, 1998. The decrease in reserves and in the percentage of reserves to contract receivables is the result of the improved credit quality, servicing and recoveries.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $1.1 million at September 30, 1999 and $0.8 million at December 31, 1998. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at September 30, 1999, of 12.0% are less than net charge-offs as a percentage of average net contracts receivable for the nine months ended September 30, 1999, of 14.5% on an annualized basis. This difference exists because the reserves include an estimate of future recoveries on prior year charge-offs and future recoveries on current year charge-offs that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.1 million in the third quarter of 1999 and 1998, representing an annualized rate of 3.0% and 4.2% of average gross contract receivables net of unearned interest revenue, respectively. For the first nine months of 1999 and 1998, net charge-offs to the allowance for credit losses were $0.4 million, representing an annualized rate of 2.9% and 4.0%, respectively. The provision for credit losses was $0.1 million for the third quarter of 1999 and $0.2 million for the third quarter of 1998 and the allowance for credit losses was $0.8 million or 4.2% and $0.9 million or 5.2% of outstanding gross contract receivables at September 30, 1999 and December 31, 1998. Management has established the level of allowance that it considers to be adequate based on FCF's experience through September 30, 1999.

                              TFC ENTERPRISES, INC.

Charge-offs net of recoveries, by line of business, for the three months and nine months ended September 30, 1999 and 1998, were as follows:

                                           Three months         Nine months
                                              ended               ended
                                          September 30,       September 30,
 ------------------------------------------------------------------------------
 (in thousands)                           1999      1998      1999      1998
 ------------------------------------------------------------------------------
 Auto finance:
   Point-of-sale                         $ 4,628   $ 3,756   $11,789   $10,710
   Bulk                                    2,163     3,936     8,107    10,418
 Consumer finance                            139       152       378       410
 ------------------------------------------------------------------------------
     Total                               $ 6,930   $ 7,844   $20,274   $21,538
 ------------------------------------------------------------------------------

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $11.9 million, or 5.1% of gross auto finance contract receivables at September 30, 1999, compared to $12.9 million, or 6.2%, at December 31, 1998. This improvement in delinquency was the result of improved underwriting and increased collection efforts.

Gross consumer finance receivables that were 60 days or more past due totaled $0.5 million, or 2.9% of gross receivables at September 30, 1999, compared to $0.5 million, or 2.9% at December 31, 1998.

Delinquency at September 30, 1999 and December 31, 1998 was as follows:
                                                          Sept 30,     Dec. 31,
(in thousands)                                              1999         1998
-------------------------------------------------------------------------------
Gross contract receivables 60 days and more delinquent    $ 12,453     $13,347
Gross contract receivables                                 253,215     225,813
Percent                                                       4.92%       5.91%

                              TFC ENTERPRISES, INC.
                              ---------------------

                         Liquidity and Capital Resources
                         -------------------------------

Liquidity management

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents increased by $0.7 million in the first nine months of 1999, to $2.6 million at September 30, 1999. The increase reflected $17.8 million of net cash provided by financing activities and $9.4 million of net cash provided by operating activities, offset by $26.5 million of net cash used in financing activities. Net cash used by investing activities principally reflected $25.5 million in net contract receivable purchases. Cash provided by financing activities primarily reflected $17.8 million of net borrowings on the Company's revolving lines of credit and other debt. For the first nine months of 1998, net cash reflected $25.9 million of net cash used in investing activities, partially offset by $20.8 million of net cash provided by financing activities and $5.1 million of net cash provided by operating activities. Net cash used in investing activities principally reflected $25.7 million in net purchases of contract receivables. Net cash provided by financing activities primarily reflected $20.6 million of net borrowings on the Company's revolving lines of credit and other debt. In both the first nine months of 1999 and 1998, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume. Management is currently exploring additional sources of liquidity. The $130 million credit facility related to TFC has $124.8 million outstanding at September 30, 1999 and the $25 million credit facility related to FCF has $14.3 million outstanding at September 30, 1999.


Agreements with Lenders

In August 1999, FCF refinanced its credit facility through another lender increasing the credit line from $15 million to $25 million and extending the term through August 2002.

Other

During the third quarter Peter Kamin , a Company director, and an associated trust purchased $300,000, Walter Boone, a Company director, purchased $74,035, and Linwood Watson, a Company director, purchased $25,000 of subordinated notes issued by The Finance Company. These notes are guaranteed by the Company and were offered pursuant to a private placement to a limited number of "accredited" investors, including but not limited to, the board of directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 15% per year and mature three years from origination.

                           PART II. OTHER INFORMATION

ITEM 6.      Exhibits and Reports of Form 8-K

    (a)      Exhibits

             10.1 $25,000,000 Loan and Security Agreement between FCF and Bank of America National Association.

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


                                              TFC ENTERPRISES, INC.
                                              (Registrant)



Date: November 11, 1999                       By:/s/ Robert S. Raley, Jr.
                                                 ------------------------
                                                 Robert S. Raley, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer and
                                                 Director




Date: November 11, 1999                       By:/s/ Craig D. Poppen
                                                 -------------------
                                                 Craig D. Poppen
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer
                                                 of the Registrant)

Index to Exhibits



Exhibit No.                            Description
----------                             -----------

        10.1 $25,000,000 Loan and Security Agreement between FCF and Bank of America National Association.

        27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.