Form 10-K405
period 1999-12-31
TFC ENTERPRISES INC
filed 2000-03-30
CIK 913958

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             --------------------

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NO.: 0-22910
                         ----------------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2000: Common Stock - $29,638,504

     The number of shares outstanding of the registrant's common stock as of March 15, 2000:11,433,682.

================================================================================

                             TFC ENTERPRISES, INC.
                                1999 FORM 10-K
                               TABLE OF CONTENTS

PART I...............................................................................................   3

 Item 1.  Business...................................................................................   3
 Item 2.  Properties.................................................................................  13
 Item 3.  Legal Proceedings..........................................................................  13
 Item 4.  Submission of Matters to a Vote of Security Holders........................................  13

PART II..............................................................................................  14

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................  14
 Item 6.  Selected Financial Data....................................................................  14
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  14
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.................................  14
 Item 8.  Financial Statements and Supplementary Data................................................  14
 Item 9.  Changes in and Disagreements with Accountants..............................................  14

PART III.............................................................................................  15

 Item 10. Directors and Executive Officers of the Registrant; Section 16(a)
          Beneficial Ownership Reporting Compliance..................................................  15
 Item 11. Executive Compensation.....................................................................  15
 Item 12. Security Ownership of Certain Beneficial Owners and Management.............................  15
 Item 13. Certain Relationship and Related Transactions..............................................  15

PART IV..............................................................................................  16

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  16

                      Documents Incorporated by Reference

     Portions of the registrant's Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II of this Form 10-K, and portions of the definitive Proxy Statement (the "2000 Proxy Statement") to be used in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                    PART I

     This Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. The important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Disclosure and Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1999 Annual Report, which is incorporated by reference, for more information.

Item 1. Business
----------------

The Company

     The Company's operations began in 1977 in Alexandria, Virginia, with the founding of TFC by Robert S. Raley, Jr., the Company's current Chairman of the Board, President and Chief Executive Officer, whose 40 year career has been exclusively within the consumer finance industry.

     The Company now conducts its consumer finance operations through three wholly owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF") and Recoveries, Inc. ("RI").

     Through TFC, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles"). Installment sales contracts are acquired on either an individual basis after the Company has reviewed and approved the vehicle purchaser's credit application (a "point-of-sale purchase"), or on a group basis through the purchase of a dealer's portfolio of existing installment sales contracts (a "bulk purchase"). The Company primarily focuses its point-of-sale business on installment sales contracts originated by dealers with consumers who are United States military enlisted personnel in the E-1 through E-5 pay grades and civilians who don't have access to traditional sources of credit. Bulk purchases are primarily from dealers who finance their own contracts and sell them after origination in bulk. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied.

     TFC's point-of-sale purchases provide it with the ability to direct the credit underwriting process at the initiation of the installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain, thereby increasing the number of vehicles sold and improving dealer profitability. Consumers also benefit because the financing provided by TFC enables them to purchase a vehicle they otherwise would not be able to buy. TFC utilizes a network of nine strategically placed Contract Production Offices ("CPOs" or individually "CPO") to underwrite and purchase contracts from participating dealers. As of December 31, 1999, $175.6 million, or 68% of the Company's gross contract receivables represented point-of-sale purchases, compared to $159.8 million, or 71% at December 31, 1998 and $111.3 million, or 60% at December 31, 1997.

     TFC's bulk purchase business emphasizes acquisitions of portfolios of seasoned installment sales contracts. These contracts normally have a payment history of at least three months. While the typical bulk purchase involves fewer than 100 individual contracts, TFC has, at times, purchased portfolios totaling more than 1,000 contracts.

Bulk purchases provide a payment history on which to evaluate and price the credit risk of the contracts and a relatively efficient mechanism for establishing dealer relationships in new areas. Bulk purchases benefit dealers by providing an immediate source of liquidity which in turn benefits the consumers who want to purchase vehicles from these dealers. TFC purchases contracts through its National Office in Norfolk, Virginia. As of December 31, 1999, $60.9 million, or 24% of the Company's gross contract receivables, was attributable to bulk purchases, compared to $49.5 million, or 22% at December 31, 1998 and $60 million, or 33% at December 31, 1997.

     Although TFC underwrites and purchases the contracts through the various CPO's, the responsibility for servicing the accounts is centralized at the service center. Prior to March 2000, the Norfolk, Virginia service center was responsible for servicing the point-of-sale accounts and the Jacksonville, Florida service center was responsible for servicing the bulk accounts. In March 2000 TFC closed the Jacksonville service center and moved the responsibility for servicing these accounts to the Norfolk facility. The Company estimates that the net reduction in salaries, rent and other fixed expenses resulting from this action should approximate $1.3 million annually on a pre tax basis. Nonrecurring pre tax costs associated with the move and transition are estimated to negatively impact earnings in the first quarter by approximately $1.2 million. However, the cost savings resulting from the consolidation over the remaining nine months of the year 2000 are estimated to reduce the impact on earnings for the year to approximately $0.2 million.

     Through FCF, the Company is involved in the direct origination and servicing of small consumer loans. FCF began operations in the first quarter of 1995 with the opening of two branches in Richmond, Virginia. Through December 31, 1999 FCF had seventeen branches in Virginia and North Carolina. FCF is evaluating additional branch openings in 2000. As of December 31, 1999, $20.9 million, or 8% of the Company's gross contract receivables was attributable to FCF compared to $16.5 million, or 7% at December 31, 1998 and $12.9 million, or 7% at December 31, 1997.

     RI was formed in 1997 as a third party debt collection company to capitalize on the Company's collection expertise. Recoveries, Inc. is currently licensed in 38 states, and expects to expand to additional states. The current business plan focuses on servicing foreclosed or troubled loan portfolios, debt collections for medical organizations and for other third party businesses.

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

     Management's focus in 1999 and continuing in 2000 has been on directing the Company toward those sectors of the market in which management believes pricing more closely reflects the risk inherent in the business. Areas of focus include the point-of-sale business, bulk purchases and direct consumer loans all of which involve consumers whom have limited access to traditional sources of credit.

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

Sales and Marketing

     TFC markets to both franchised automobile dealerships and independent used car dealers. Initial contacts are pursued both by telemarketing through its national marketing division and by personal visits to dealer facilities by appropriate marketing personnel. TFC also establishes relationships with dealers through referrals from existing dealers and independent marketing contractors. Other marketing efforts involve the distribution of marketing brochures and advertisements in trade journals and other industry publications directed to dealers. TFC also participates at several of the automobile dealers association meetings and conventions.

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

     Typically, a dealer will submit a customer's credit application to more than one financing source for review. Under TFC's program, a dealer is required to provide TFC with a completed credit application that lists the applicant's liabilities, income, credit and employment history, and other personal information bearing on the decision to extend credit.

     The information from the application is then entered on TFC's automated application processing system. After data entry is complete the system automatically contacts the Credit Bureau and includes this information in the applicant's file and identifies characteristics of the applicant that are outside the parameters of the credit guidelines.

     The application and collected information are then analyzed by one of TFC's credit analysts. The credit analyst's primary concern is the ability and likelihood of the applicant to make regular monthly payments; secondarily, the analyst considers the value of the collateral securing the loan. A credit analyst evaluates the applicant's personal cash flow requirements and ability to make regular payments and considers other factors, including the size of the monthly payment in relation to the applicant's monthly income and other monthly payment obligations as well as the amount of money to be financed in relation to the purchase price and value of the vehicle. TFC determines collateral value based upon the NADA's Guides on Retail and Wholesale Values and the Kelley Blue Book.

     Upon completion of the credit application review, a credit analyst will decide whether to approve the financing as submitted, decline the financing or conditionally approve the financing. Conditional approval of the financing may involve amending the proposed terms of the contract to enable an applicant to qualify under TFC's guidelines. Typical areas that TFC might require to be amended include requiring a co-signer, changing the length of the proposed term of payment, requiring a greater down payment, substantiating certain additional credit information and requiring proof of resolution of certain credit deficiencies as noted on the customer's credit bureau reports. Approved, declined or conditional purchase decisions are promptly communicated to the Dealer. Prior to funding an approved purchase, another credit staff member completes a checklist which verifies that all required documentation has been obtained and is accurate.

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

Bulk Purchase Program

     Many dealers finance automobile sales through the use of their own funds. TFC currently purchases portfolios (bulk purchases) of seasoned installment contracts from such dealers in approximately 30 states. TFC limits consideration of dealers to those that generate sufficient business volume, employ satisfactory credit approval procedures and adequately monitor and report loan performance data. Bulk purchases are made pursuant to an Asset Purchase Agreement that requires the dealer to make representations and warranties to TFC with respect to each contract to be purchased by TFC and with respect to security interests in the related vehicles. Unlike a point-of-sale purchase, with respect to which TFC has the opportunity to verify the information relating to the installment contract before its purchase, bulk purchases are made after the origination of the installment contract Generally, if a representation or warranty is breached, TFC, under the Asset Purchase Agreement, can require the dealer to repurchase the contract. In certain cases, a special reserve or holdback is established, against which payment defaults on contracts can be charged.

     TFC limits consideration of bulk purchases to those dealers that generate sufficient business volume, employ satisfactory credit approval procedures and adequately monitor and report loan performance data. Bulk purchases are made pursuant to an Asset Purchase Agreement (an "Asset Purchase Agreement") which requires the seller to make representations warranties, and indemnities to TFC regarding to each contract to be purchased by TFC and with respect to security interests in the motor vehicles purchased. Unlike a point-of-sale purchase, with respect to which TFC has the opportunity to verify various information relating to the installment contract prior to its purchase, bulk purchases are made subsequent to the origination of the installment contract. Generally, if a representation or warranty is breached, TFC, can require the dealer to repurchase the contract. In certain cases, a special reserve or holdback is established, against which payment defaults on contracts can be charged. TFC's dealer due diligence normally begins with a review of the information obtained from a dealer on TFC's standard information-gathering forms. Additional information is obtained to ensure a dealer's compliance with licensure, bonding and organizational requirements. TFC then performs extensive due diligence procedures that it has developed during its years of operation to determine whether to do business with the particular dealer.

     Generally, TFC purchases that portion of a portfolio that meets or exceeds TFC's underwriting guidelines. Within 90 days after completing a Bulk Purchase, TFC generally confirms by telephone various terms of the contract with the purchaser of the motor vehicle with respect to a portion of each Bulk Purchase. To the extent that material terms of any contract prove to be inaccurate, TFC generally has the right to require the dealer to repurchase such contract under the terms of the Asset Purchase Agreement.

Contract Duration

     Contracts in TFC's point-of-sale portfolio have an initial duration normally ranging from 18 to 48 months, with an average original maturity of approximately 40 months. Bulk purchase contracts generally have an average remaining maturity of 18 to 24 months at the time of purchase.

Contract Purchase Volume

                                                        1999        1998         1997         1996        1995
                                                      --------    --------     ---------    --------    --------
(dollars in thousands)
Gross Contracts purchased or originated:
Point-of-sale                                         $130,786    $142,221      $ 85,311    $ 58,623    $231,877
Bulk                                                    71,228      54,929        70,520      61,391      61,261
                                                      --------    --------      --------    --------    --------

Total                                                 $202,014    $197,150      $155,831    $120,014    $293,138
                                                      ========    ========      ========    ========    ========

Number of contracts purchased or
originated:
Point-of-sale                                           10,499      11,478         7,411       6,154      24,095
Bulk                                                    12,905      11,711        14,157      11,853      14,084
                                                      --------    --------      --------    --------    --------

Total                                                   23,404      23,189        21,568      18,007      38,179
                                                      ========    ========      ========    ========    ========

Average size of contract:  (in dollars):
Point-of-sale                                         $ 12,457    $ 12,391      $ 11,511    $  9,526    $  9,623
Bulk                                                  $  5,519    $  4,690      $  4,981    $  5,179    $  4,349
Weighted average                                      $  8,632    $  8,502      $  7,228    $  6,665    $  7,678

     The Finance Company's contract purchase volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1999 Annual Report, which is incorporated herein by reference.

Ancillary Products

     In connection with its point-of-sale business, TFC offers, through its dealers in certain states, warranty products, as well as physical damage insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of TFC. TFC offers these products to dealers so that they, in turn, may provide vehicle purchasers a more complete line of products and services. By offering these products, TFC is able to generate supplementary revenue without incurring significant additional expenses. During 1999, 1998 and 1997, TFC generated gross revenues of approximately $0.4 million, $0.7 million and $0.8 million, respectively, from the sale of ancillary products through its dealers.

Collections

     Payments on purchased contracts are received by TFC through a number of different means, including electronic transfer, personal check, payroll check endorsed to TFC, government check (such as Social Security, disability or income tax refund check that is endorsed to TFC), cashier's check, traveler's check, money order, Western Union Quick Collect Check, bank wire transfer and cash. Payments are monitored by TFC to maintain current information regarding each customer's current address and banking data. In certain instances, a customer will make a payment at one of the CPOs or the service center.

     TFC underwriting guidelines dictate that prior to origination by the dealer, United States military enlisted personnel must execute an authorized allotment form that provides for the automatic electronic transfer of their respective monthly payments to TFC. This process is managed by a third-party data processor, Military Assistance Corporation ("MAC"). Salary allotments are effected monthly by the respective military branch's disbursement center. On the first day of each month immediately following a month in which allotments are effected, the amount of such allotment is deposited into a transaction account at Fort Knox National Bank established by MAC in the name of the obligor and immediately transferred by MAC first, from the obligor's account to a MAC custodial account at Fort Knox
       -----
National Bank, and, second, to the collection account. The allotment system
                    ------
enables United States military personnel to effect timely payment of their obligations without regard to reassignment or temporary relocation characteristic of United States military enlisted personnel. Although it is TFC's policy that United States military enlisted personnel initially authorize the allotment of their respective monthly payments to TFC, such allotments may be withdrawn. The mere withdrawal of an allotment authorization does not constitute an event of default under a contract, but it does make it more difficult to effect collections with respect to the delinquent related receivables.

     Monitoring the payment history of accounts and implementing appropriate remedial action is the responsibility of the Collections Department within the service center. At year-end 1999, a total of 166 employees, or 50% of TFC's total full-time equivalent employees, worked in the Collections Departments of the two service centers.

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

     When calling a delinquent account, Collection Department personnel utilize TFC's Collections Training Manual developed by TFC. The manual specifies the procedure to follow in different circumstances in order to maximize the effectiveness of the call. Specific action with respect to a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases, the primary focus is resolving the problem causing the delinquency, arranging a modified payment plan, or working out a settlement agreement. Each Collections Department employee is responsible for keeping records of all collections activity carried out on each account and for following up on "callback" and "broken promise" dates as appropriate. In addition, the Collections Department is responsible for
(i) following up as necessary on bankruptcies and (ii) requesting repossession and legal action.

     When TFC has difficulty locating a customer, Collections Department personnel will attempt to locate the individual by utilizing various sources of information about a customer to which TFC has access. All communications with and efforts to locate the customer are reflected in TFC's data files.

     In certain situations, TFC will repossess a vehicle. To the extent that a deficiency exists upon repossession and sale of a vehicle, TFC may take action to obtain a judgment and garnish wages and assets. From an accounting perspective, repossessed assets are carried at the lower of the unpaid loan balance or anticipated liquidation proceeds.

     Accounts are generally charged off at the end of the month in which they become 180 days contractually past due. Additionally, in the month that repossession occurs the carrying value of repossessed asset is reduced, through charge-off, to the lower of the unpaid contract balance or anticipated liquidation proceeds. Once an account is charged off, it is transferred to a separate group of collectors who continue collection activities (the "Recovery Unit"). The collection activities undertaken by the Recovery Unit are similar in many respects to those of the Collections Department. Customers are called as required and attempts are made to set up repayment plans or workout settlement agreements as appropriate to a customer's circumstances. Each Recovery Unit employee is responsible for keeping records of all collections activity carried out on Recovery Unit accounts and for following up on callback and broken promise dates as appropriate. In addition the Recovery Unit is responsible for
(i) following up as necessary on bankruptcies and (ii) requesting repossession and legal action.

     TFC's charge-off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1999 Annual Report, which is incorporated herein by reference.

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

                                                1999             1998             1997             1996             1995
                                                ----             ----             ----             ----             ----
Loans originated (in thousands)               $28,143          $21,391          $16,023          $13,174           $6,257
                                              =======          =======          =======          =======           ======

Number of loans originated                     14,679           11,864            7,093            6,623            3,254
                                              =======          =======          =======          =======           ======

Average size of loan                          $ 1,917          $ 1,803          $ 2,259          $ 1,989           $1,923
                                              =======          =======          =======          =======           ======

     FCF's loan volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1999 Annual Report, which is incorporated herein by reference.

Ancillary Products

     In connection with its consumer loan business, FCF offers its customers credit life, credit accident and health insurance and property insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not obligations of the Company. These products protect the customer as well as providing supplementary revenue to FCF. During 1999, 1998 and 1997, FCF generated gross revenues of approximately $0.3 million each year from the sale of ancillary products.

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

     One of the primary responsibilities of the branch is to monitor customer accounts that are delinquent in payment. Branch personnel work with customers to resolve payment problems and bring accounts to current status at the earliest possible stage of delinquency. Specific action with respect to a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases the primary focus is resolving the problem causing the delinquency, arranging a modified payment plan or working out a settlement. At times branch personnel meet with the customers in the field or at the branch. When FCF has difficulty locating a customer, collections personnel will attempt to locate the individual by utilizing various sources of information about a customer to which FCF has access. All communications with and efforts to locate the customer are reflected in FCF's data files.

     Accounts are generally charged off at the end of the month in which they become 180 day contractually past due. Collection activity continues even after charge off. Customers are called regularly and attempts are made to set up repayment plans or workout settlement agreements as appropriate to customer's circumstances. FCF's charge off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the TFC Enterprises, Inc. 1999 Annual Report, which is incorporated herein by reference.

Competition

     There are numerous providers of direct loans. These financing sources include banks, savings and loan associations, consumer finance companies and credit unions. Many of these providers have significantly greater resources than FCF. FCF has focused on a segment of the market comprised of consumers who typically do not meet the more stringent credit requirements of the traditional sources of consumer financing and whose needs, as a result, have historically not been consistently addressed by such financing sources. If, however, the other providers of consumer financing were to assert a significantly greater effort to penetrate FCF's targeted market segment, given their financial strength, FCF could be materially and adversely affected by this type of competition.

Recoveries, Inc.

     To capitalize on its collection expertise, the Company, in 1997, formed a new subsidiary, Recoveries, Inc. (RI) as a third party debt collector. RI is currently licensed in 38 states, and expects to expand to additional states. The current business plan focuses on servicing foreclosed or troubled loan portfolios, debt collections for medical organizations and for other third party businesses.

     Recoveries Inc. has listings totaling in excess of $2 million from 57 active clients, mostly in the medical profession. In addition, RI is servicing two sub prime automobile portfolios which total more than $4 million.

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

     The Company has invested in technology that enables TFC to electronically process credit applications, thereby reducing processing time and improving standardization of credit underwriting without significant staff increases. The TFC systems are interfaced with a predictive dialing system designed to enhance collection activity by increasing the number of customer contacts per collector hour. This system dials multiple telephone numbers simultaneously based on parameters defined by the Collections Department. Calls are connected automatically to a collector at the same time the customer's account is displayed on the collector's computer screen. The process permits better control of calling patterns for more effective calling and improved customer contact rates. By eliminating busy signals, no answers and answering machines, the system enables the collector to speak to more customers. The system also reports collection performance by collector for improved supervision and results.

     First Community Finance uses a computer system designed for the consumer loan industry. Each branch processes all data relating to that branch on a computer within the branch. The system provides for complete contract processing from the closing of the loan, posting of payments and all collection activity. These systems are networked together to provide consolidated management information and automatic posting to the Company's general ledger for financial reporting.

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

Employees

     At December 31, 1999, the Company had 398 full-time equivalent employees. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

Executive Officers of the Company

     The executive officers of the Company are as follows:

Name                                 Age*                Position

Robert S. Raley, Jr.                   62      Chairman of the Board of Directors of TFCE, TFC and FCF,
                                               President and Chief Executive Officer of TFCE and TFC, and
                                               Executive Vice President of FCF
Ronald G. Tray                         58      Vice President of TFCE and, Senior Executive Vice President
                                               and Chief Operating Officer and Director of TFC
Delma H. Ambrose                       40      Senior Vice President of TFC and General Manager of the
                                               Norfolk Service Center
G. Kent Brooks                         63      President, and Chief Executive Officer and Director of FCF
Rick S. Lieberman                      43      Executive Vice President and Chief Lending Officer of TFC
Patricia Piccola                       55      Senior Vice President, Chief Administrative Officer and
                                               Secretary of TFC
Craig D. Poppen                        41      Vice President, Treasurer and Chief Financial Officer of
                                               TFCE and FCF, Executive Vice President, Treasurer and Chief
                                               Financial Officer of TFC

*As of December 31, 1999

     Robert S. Raley, Jr. founded TFC in 1977 and has served as Chairman of the Board from that time until April 1990 and again from May 1990 to the present. Additionally, he served as President and Chief Executive Officer from 1977 to April 1990, from May 1990 to December 1992 and from August 1996 to the present. Mr. Raley has also served as Chairman of the Board of TFCE since inception in 1984 until April 1990 and again from May 1990 to the present and as its President and Chief Executive Officer from 1984 until April 1990 and again from May 1990 through 1992 and from August 1996 to the present. Mr. Raley initially entered the consumer finance industry in 1959.

     Ronald G. Tray joined TFC as a Vice President and director for Management Information Systems in 1989. Mr. Tray was appointed Chief Operating Officer and Director of TFC in 1996. Prior to joining TFC, Mr. Tray was with MTech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia for approximately 20 years, serving as President of the Mid-Atlantic Division for the last 2 1/2 years.

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

     Patricia Piccola joined TFC in 1980 through an acquisition of another specialty finance company. During her tenure with the company Pat has been involved in most every function of The Finance Company's corporate finance and administrative areas most recently as Assistant to the Chief Operating Officer.

     Craig D. Poppen, CPA, joined TFC as Chief Financial Officer in 1998. From 1988 until 1995, Mr. Poppen was employed by Ernst & Young LLP. From 1995 until 1997, Mr. Poppen was employed by KPMG Peat Marwick LLP, and from 1997 until January 1998, Mr. Poppen was employed by New Dominion Pictures, Inc., a television production company where he served as Chief Financial Officer.

Item 2.  Properties

     The Company's principal executive offices, principal Service Center, a Point-of-Sale Loan Production Office and Bulk Loan Production Office are located in Norfolk, Virginia. The combined facilities consist of approximately 36,000 square feet of space pursuant to a lease expiring in 2006.

     The Company's Bulk Service Center and a Point-of-Sale Loan Production Office is located in Jacksonville, Florida. The facility consists of approximately 15,000 square feet of space pursuant to a lease expiring in 2001. The Company's has seven additional Point-of-Sale Loan Production Offices that on a combined basis total approximately 12,038 square feet of space pursuant to leases expiring from March 2000 to November 2002. First Community Finance, Inc.'s 18 offices, on a combined basis, total approximately 20,067 square feet of space pursuant to leases expiring February 2000 to January 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

         The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the TFC Enterprises, Inc. 1999 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Since December 22, 1993, TFC Enterprises, Inc. Common Stock has traded on the Nasdaq National Market System under the symbol "TFCE." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included in the TFC Enterprises, Inc. 1999 Annual Report, which is incorporated herein by reference.

         As of March 15, 2000, there were approximately 3,155 holders of the Common Stock, including approximately 156 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Company's lenders, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

         The Company has not issued any of its authorized preferred stock.

Item 6.  Selected Financial Data

         Information included in the section entitled "Five-Year Summary of Selected Financial Data" in the TFC Enterprises, Inc. 1999 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1999 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the TFC Enterprises, Inc. 1999 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of TFC Enterprises, Inc., including notes thereto, are presented in the TFC Enterprises, Inc. 1999 Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants

         None.

                                    PART III


          The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 2000 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

          Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

          Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationship and Related Transactions

          Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in TFC's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  Documents filed as part of this report:

          (1)  Financial Statements

               The Consolidated Financial Statements of TFC Enterprises, Inc. and the Auditor's Report thereon, are incorporated herein by reference. Applicable pages in the TFC Enterprises, Inc. 1999 Annual Report are as follows:

                                                                                    Page

Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors                                     --
Consolidated Balance Sheets at December 31, 1999 and 1998                            ___
Consolidated Statements of Operations for the Years ended                            ___
    December 31, 1999, 1998 and 1997
Consolidated Statements of Changes in Shareholders' Equity
    for the Years ended December 31, 1999, 1998 and 1997                             ___
Consolidated Statements of Cash Flows for the Years ended
    December 31, 1999, 1998 and 1997                                                 ___
Notes to Consolidated Financial Statements                                           ___



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

    (b)   Reports on Form 8-K (filed during the fourth quarter of 1999):

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TFC ENTERPRISES, INC.


                              By: /s/ Robert S. Raley, Jr.
                                  ----------------------------------
                                  Robert S. Raley, Jr.
                                  Chairman of the Board, President and
                                  Chief Executive Officer

Dated:  March 30, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                    Title                                 Date:

/s/ Robert S. Raley, Jr.                                Chairman of the Board                      March 30, 2000
--------------------------------------                  and Director, President
                                                        and Chief Executive Officer



/s/ Walter S. Boone, Jr.                                Director                                   March 30, 2000
--------------------------------------
Walter S. Boone, Jr.


/s/ Douglas B. Bywater                                  Director                                   March 30, 2000
--------------------------------------
Douglas B. Bywater


/s/ Peter H. Kamin                                      Director                                   March 30, 2000
--------------------------------------
Peter H. Kamin


/s/ Andrew M. Ockershausen                              Director                                   March 30, 2000
--------------------------------------
Andrew M. Ockershausen


/s/ Phillip R. Smiley                                   Director                                   March 30, 2000
--------------------------------------
Phillip R. Smiley


/s/ Linwood R. Watson                                   Director                                   March 30, 2000
--------------------------------------
Linwood R. Watson


/s/ Craig D. Poppen                                     Chief Financial Officer                    March 30, 2000
--------------------------------------                  (Principal Accounting and Financial
Craig D. Poppen                                         Officer)

                                 EXHIBIT INDEX

   Exhibit                                                                                              Sequential
    No.                                           Description                                            Page No.
    3.1         Amended and Restated Certificate of Incorporation of TFC Enterprises, Inc.                   *
                (Incorporated by reference to the Registrant's Registration Statement on Form S-1,
                Commission File No. 33-70638, previously filed with the Commission on October 21,
                1993.)
    3.2         Amended and Restated Bylaws of TFC Enterprises, Inc. (Incorporated by reference to           *
                the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638,
                previously filed with the Commission on October 21, 1993.)
    3.3         Second Amendment to Amended and Restated Bylaws of TFC Enterprises, Inc. regarding           *
                the number of directors comprising the Board of TFC Enterprises, Inc.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31,
                1995, Commission File No. 0-22910, previously filed with the Commission.)
      4         Form of Common Stock Certificate of the TFC Enterprises, Inc. (Incorporated by               *
                reference to the Registrant's Registration Statement on Form S-1, Commission File
                No. 33-70638, previously filed with the Commission on October 21, 1993.)
   10.4         Employment Agreement between The Finance Company and Robert S. Raley, Jr. dated              *
                October 22, 1992.  (Incorporated by reference to the Registrant's Registration
                Statement on Form S-1, Commission File No. 33-70638, previously filed with the
                Commission on October 21, 1993.)
   10.5         The Finance Company 401(k) Savings Plan dated May 1, 1991, and Amendment No. 1 dated         *
                August 1, 1993.  (Incorporated by reference to the Registrant's Registration
                Statement on Form S-1, Commission File No. 33-70638, previously filed with the
                Commission on October 21, 1993.)
   10.6         TFCEI Employee Stock Purchase Plan dated December 20, 1993.  (Incorporated by                *
                reference to the Registrant's Registration Statement on Form S-1, Commission File
                No. 33-70638, previously filed with the Commission on October 21, 1993.)
   10.7         Employment Agreement between Ronald G. Tray and The Finance Company dated January 1,         *
                1995.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910, previously filed with the
                Commission.)
   10.8         TFC Enterprises, Inc. 1995 Long-Term Incentive Plan.  (Incorporated by reference to          *
                the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission
                File No. 0-22910, previously filed with the Commission.)`
  10.10         Forms of Junior Subordinated Promissory Notes.  (Incorporated by reference to the            *
                Registrant's Registration Statement on Form S-1, Commission File No. 33-70638,
                previously filed with the Commission on October 21, 1993.)
  10.11         Office Lease dated June 1, 1995, by and between AFW No. 39 Corporation and The               *
                Finance Company.  (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)
  10.12         Lease Agreement, dated April 28, 1995, between Three Oaks Plaza, Ltd. and The                *
                Finance Company, Inc.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)
  10.13         Note purchase agreement among The Finance Company and Connecticut General Life               *
                Insurance Company ("CIGNA") and certain affiliates of CIGNA dated June 30, 1995, relating to $10,000,000 in original principal amount of 9.38% Senior Subordinated
                Notes due June 30, 2003.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-22910, previously filed with the Commission.)

     10.14      Amendment to Employment Agreement between The Finance Company and Ronald G. Tray             *
                dated July 27, 1995 (effective as of January 1, 1995).  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File
                No. 0-22910, previously filed with the Commission.)
     10.15      Amendment No. 1 to note purchase agreement, dated as of June 30, 1995, by and                *
                between The Finance Company and Connecticut General Life Insurance Company ("CIGNA")
                regarding CIGNA's consent to the Company's $25 million credit facility with
                NationsBank.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1995, Commission File No. 0-22910, previously filed with the Commission.)
     10.16      Second Amendment to Employment Agreement between Ronald G. Tray and The Finance              *
                Company dated January 1, 1996.  (Incorporated by reference to the Registrant's Form
                10-K for the fiscal year ended December 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)
     10.17      Amendment No. 2 and Waiver and Forbearance Agreement by and among The Finance                *
                Company, CIGNA, and certain affiliates of CIGNA, dated as of January 31, 1996, relating to 9.38% Senior Subordinated Notes, dated as of January 31, 1996.
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
                December 31, 1995, Commission File No. 0-22910, previously filed with the
                Commission.)
     10.18      Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement          *
                dated January 1, 1999 between The Finance Company and General Electric Capital
                Corporation. (Incorporated by reference to the Registrant's Form 8-K previously filed with the Commission, Commission File No. 0-22910, on January 29,1999.)
     10.19      TFC Enterprises, Inc. Warrant to Purchase Common Stock dated December 20, 1996.              *
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
                December 31, 1996, Commission File No. 0-22910, previously filed with the
                Commission.)
     10.20      Allonge to Warrant to Purchase Common Stock dated April 4, 1997.  (Incorporated by           *
                reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996,
                Commission File No. 0-22910, previously filed with the Commission.)
     10.21      TFC Enterprises, Inc. Warrant to Purchase Common Stock dated April 4, 1997.                  *
                (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
                December 31, 1996, Commission File No. 0-22910, previously filed with the
                Commission.)
     10.22      Amended and Restated Registration Rights dated April 4, 1997 between TFC                     *
                Enterprises, Inc. and General Electric Capital Corporation.  (Incorporated by
                reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996,
                Commission File No. 0-22910, previously filed with the Commission.)
     10.23      Amendment No. 3 and Waiver of Note Agreement by and among The Finance Company,               *
                CIGNA, and certain affiliates of CIGNA, dated as of April 4, 1997, relating to 9.38
                % Senior Subordinated Notes.   (Incorporated by reference to the Registrant's Form
                10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)
     10.24      Loan and Security Agreement dated August 17, 1999, between First Community Finance,
                Inc. and Bank of America National Association.  (Incorporated by reference to the
                Registrant's form 10Q for the quarter ended September 30, 1999, Commission File No.
                0-22910, previously filed with the Commission.)
   **10.25      Purchase Agreement between The Finance Company and TFC Receivables Corporation 2
                dated December 1, 1999.
   **10.26      Sale and Servicing Agreement among The Finance Company, Asset Guaranty Insurance
                Company, TFC Automobile Receivables Trust 1999-1, TFC Receivables Corporation 2 and
                Norwest Bank Minnesota, National Association dated December 1, 1999.
   **10.27      Indenture among Asset Guaranty Insurance Company, Norwest Bank Minnesota,

                National Association and TFC Automobile Receivables Trust 1999-1 dated December 1,
                1999.

   **10.28      Insurance and Reimbursement Agreement among The Finance Company, Asset Guaranty
                Insurance Company, TFC Automobile Receivables Trust 1999-1, TFC Receivables
                Corporation 2 and Norwest Bank Minnesota, National Association dated December 1,
                1999.

     11         Statement re: computation of per share earnings. (Incorporated by reference to
                Exhibit 99.1 of this report.)
   **13         Annual report to security holders.
   **21         List of subsidiaries of TFC Enterprises, Inc.
   **23         Consent of Ernst & Young LLP.
   **99.1       The Financial Statements and notes thereto which appear on pages ___ through ___ of
                TFC Enterprises, Inc. 1999 Annual Report to Shareholders (filed as Exhibit 13 to this Form 10-K) are incorporated herein by reference.
  **99.2        Financial Statement Schedule I.

____________________________________

* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**  Filed herewith.