Form 10-Q
period 2000-03-31
TFC ENTERPRISES INC
filed 2000-05-15
CIK 913958

                THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR
________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
________________________________________________________________________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

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

                                Yes  X  No_____
                                   -----

As of May 12, 2000, there were 11,433,682 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                       QUARTERLY REPORT ON FORM 10-Q FOR
                     THE THREE MONTHS ENDED MARCH 31, 2000


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

                             TFC ENTERPRISES, INC.
                             FINANCIAL HIGHLIGHTS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                  Three months ended
                                                                       March 31,
                                                           --------------------------------
(in thousands, except per share amounts)                          2000              1999
-------------------------------------------------------------------------------------------
Net income                                                    $    875          $  1,402

Net income per basic common share                             $   0.08          $   0.12

Net income per diluted common share                           $   0.07          $   0.12

Average common shares outstanding (in thousands)                11,433            11,405
-------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)

Return on average common equity                                   8.27%            15.58%

Return on average assets                                          1.66              3.13

Yield on interest-earning assets                                 22.93             23.27

Cost of interest-bearing liabilities                              9.62              8.96

Net interest margin                                              15.92             16.92

Operating expense as a percentage of
 average interest-earning assets (a)                             13.40             12.15

Total net charge-offs to average
 gross contract receivables,
 net of unearned interest                                        15.84             14.58

60+ days delinquencies to period-end
 gross contract receivables                                       5.65              5.03

30+ days delinquencies to period-end
 gross contract receivables                                       8.37              7.25

Total allowance and nonrefundable reserve
 to period end gross contract receivables,
 net of unearned interest                                         9.89             11.50

Equity to assets, period end                                     19.73             19.86
-------------------------------------------------------------------------------------------
Average balances:

Interest-earning assets (b)                                   $217,550          $191,712

Total assets                                                   210,904           179,136

Interest-bearing liabilities                                   158,322           135,833

Equity                                                          42,353            35,979
-------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
(a)    Gross contract receivables net of unearned interest revenue.
(b) After considering approximately $750 of pre-tax costs associated with the consolidation of service centers, operating expense as a percentage of interest earning assets decreases to 12.15%.

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          March 31,          December 31,
---------------------------------------------------------------------------------------------------------
(in thousands, except share amounts)                                        2000                 1999
---------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                  $  1,340              $  2,290
Restricted cash                                                               7,641                 9,563
Net contract receivables                                                    192,801               182,039
Property and equipment, net                                                   2,351                 2,244
Intangible assets, net                                                        9,614                 9,887
Other assets                                                                  2,726                 2,488
---------------------------------------------------------------------------------------------------------
   Total assets                                                            $216,473              $208,511
=========================================================================================================

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                                  $110,993              $ 94,866
Automobile receivables-backed notes                                          43,421                52,316
Other debt                                                                    9,595                 9,501
Accounts payable and accrued expenses                                         4,263                 3,539
Income taxes payable and other liabilities                                    3,470                 4,941
Refundable dealer reserve                                                     2,018                 1,519
---------------------------------------------------------------------------------------------------------
  Total liabilities                                                         173,760               166,682

Shareholders' equity:

Preferred stock, $.01 par value, 1,000,000 shares
authorized; none outstanding                                                     --                    --

Common stock, $.01 par value, 40,000,000 shares
authorized; 11,433,682 and 11,430,482 shares issued and
outstanding, respectively                                                        50                    50

Additional paid-in capital                                                   56,089                56,080
Retained deficit                                                            (13,426)              (14,301)
---------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                 42,713                41,829
---------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $216,473              $208,511
=========================================================================================================

  See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                     Three months ended
                                                                                          March 31,
--------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                            2000         1999
--------------------------------------------------------------------------------------------------------
Interest and other finance revenue                                                  $12,470      $11,153
Interest expense                                                                      3,810        3,044
--------------------------------------------------------------------------------------------------------
    Net interest revenue                                                              8,660        8,109
Provision for credit losses                                                             182           98
--------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                            8,478        8,011
--------------------------------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                                       156          201
Other                                                                                   203          107
--------------------------------------------------------------------------------------------------------
    Total other revenue                                                                 359          308
--------------------------------------------------------------------------------------------------------
    Total net interest and other revenue                                              8,837        8,319
--------------------------------------------------------------------------------------------------------

Operating expense:
Salaries                                                                              3,780        3,047
Employee benefits                                                                       769          642
Occupancy                                                                               481          230
Equipment                                                                               398          313
Amortization of intangible assets                                                       273          273
Other                                                                                 1,589        1,320
--------------------------------------------------------------------------------------------------------
    Total operating expense                                                           7,290        5,825
--------------------------------------------------------------------------------------------------------
Income before income taxes                                                            1,547        2,494
Provision for income taxes                                                              672        1,092
--------------------------------------------------------------------------------------------------------
    Net income                                                                      $   875      $ 1,402
========================================================================================================

Net income per common share:
    Basic                                                                           $  0.08      $  0.12
    Diluted                                                                         $  0.07      $  0.12

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                    Three months ended
                                                                                         March 31,
----------------------------------------------------------------------------------------------------------
(in thousands)                                                                      2000            1999
----------------------------------------------------------------------------------------------------------
Common stock
Balance at beginning and end of period                                            $     50        $     50
==========================================================================================================

Additional paid-in capital
Balance at beginning of period                                                    $ 56,080        $ 56,020
 Stock options exercised                                                                 9              --
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                          $ 56,089        $ 56,020
==========================================================================================================

Retained deficit
Balance at beginning of period                                                    $(14,301)       $(20,788)
  Net income (a)                                                                       875           1,402
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                          $(13,426)       $(19,386)
==========================================================================================================

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months ended
                                                                                     March 31,
-------------------------------------------------------------------------------------------------------
(in thousands)                                                                  2000            1999
-------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                    $    875        $  1,402
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                273             273
  Depreciation and other amortization                                              453             250
  Provision for credit losses                                                      182              98
  Changes in operating assets and liabilities:
  Increase in other assets                                                        (454)           (400)
  Increase in accounts payable and accrued expenses                                724             363
  Increase (decrease) in income taxes payable and other liabilities             (1,471)          1,526
  Increase (decrease) in refundable dealer reserve                                 499            (291)
-------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                    1,081           3,221
-------------------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                     (33,180)        (34,675)
Repayment on contract receivables                                               22,236          22,611
Purchase of property and equipment                                                (344)           (211)
Decrease in restricted cash                                                      1,922              --
-------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                       ( 9,366)        (12,275)
-------------------------------------------------------------------------------------------------------

Financing activities
Net borrowings on revolving lines of credit                                     16,127           9,062
Net borrowings on other debt                                                        94              --
Payments on automobile receivables-backed notes                                 (8,895)             --
Proceeds from stock options exercised                                                9              --
-------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                     7,335           9,062
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  (950)              8
Cash and cash equivalents at beginning of period                                 2,290           1,868
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  1,340        $  1,876
=======================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                             TFC ENTERPRISES, INC.
                  Notes to Consolidated Financial Statements

1.   Summary of significant accounting policies

Organization and business

TFC Enterprises, Inc. ("TFCE") is a holding company that operates three primary wholly-owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF") and Recoveries, Inc. ("RI"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point-of-sale" purchase) and on a bulk basis ("bulk" purchase). Based in Norfolk, Virginia, TFC also has eleven contract production offices throughout the United States. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates seventeen branches throughout Virginia and North Carolina. Recoveries Inc., a third party debt collection agency, services foreclosed or troubled loan portfolios and receivables.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.   Contract receivables

The following is a summary of contract receivables at March 31, 2000, and December 31, 1999:

                                                                              March 31,        Dec. 31,
(in thousands)                                                                  2000             1999
---------------------------------------------------------------------------------------------------------
Contract receivables:
  Auto finance                                                                $241,926         $236,305
  Consumer finance                                                              21,160           21,086
---------------------------------------------------------------------------------------------------------
    Gross contract receivables                                                 263,086          257,391
Less:
  Unearned interest revenue                                                     40,644           40,491
  Unearned discount                                                              5,851            4,613
  Unearned commissions                                                             383              441
  Unearned service fees                                                          1,082            1,074
  Payments in process                                                               26            4,707
  Escrow for pending acquisitions                                                  323              530
  Allowance for credit losses                                                      829              817
  Nonrefundable reserve                                                         21,147           22,679
---------------------------------------------------------------------------------------------------------
    Net contract receivables                                                  $192,801         $182,039
=========================================================================================================

                             TFC ENTERPRISES, INC.
                  Notes to Consolidated Financial Statements

2.   Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 2000 and 1999 were as follows:

                                                                                   Three months ended
                                                                                        March 31,
---------------------------------------------------------------------------------------------------------
(in thousands)                                                                 2000               1999
---------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                 $ 23,496           $22,195
  Provision for credit losses                                                       182                98
  Allocation for credit losses                                                    6,904             7,292
  Charge-offs                                                                   (10,130)           (8,507)
  Recoveries                                                                      1,524             1,521
----------------------------------------------------------------------------------------------------------
 Balance at end of period                                                      $ 21,976           $22,599
==========================================================================================================

3.   Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 were as follows:

                                                                                   Three months ended
                                                                                        March 31,
----------------------------------------------------------------------------------------------------------
(in thousands) except per share
amounts)                                                                       2000               1999
----------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                                  $   875            $ 1,402
----------------------------------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings
per share-weighted-average shares                                               11,433             11,405
                                      --------------------------------------------------------------------
      Effect of dilutive securities:
      Employee stock options                                                       290                147
      Warrants                                                                     798                589
                                      --------------------------------------------------------------------
      Dilutive potential common
      shares                                                                     1,088                736

Denominator for diluted earnings                                                12,522             12,141
 per share-adjusted  weighted-
 average shares and assumed
 conversions
----------------------------------------------------------------------------------------------------------
Basic earnings per share                                                       $  0.08            $   .12
Diluted earnings per share                                                     $  0.07            $   .12

     TFC ENTERPRISES, INC.
     Notes to Consolidated Financial Statements                     (continued)

4.   Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts are acquired through the purchase of dealer portfolios. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of RI and corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

4.   Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies.

--------------------------------------------------------------------------------------------------------
(in thousands)                                             Consumer
                                        Auto Finance       Finance          Other           Total
--------------------------------------------------------------------------------------------------------
Three months ended
March 2000
Interest revenues                           $ 11,298          $ 1,172          $  --          $ 12,470
                              --------------------------------------------------------------------------

Interest expense                            $  3,453          $   357          $  --          $  3,810
                              --------------------------------------------------------------------------

Income (loss) before taxes:                 $  2,103          $    24          $(170)         $  1,957

  Unallocated amounts:
  Intangible amortization                                                                         (273)
  Corporate expenses                                                                              (137)
                                                                                          --------------
  Consolidated income before
   taxes                                                                                      $  1,547
                              --------------------------------------------------------------------------

Net contract receivables                    $172,824          $19,779          $ 198          $192,801
Other assets                                                                                    23,672
                                                                                          --------------
     Total assets                                                                             $216,473
                              --------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------
(in thousands)                                             Consumer
                                        Auto Finance       Finance          Other           Total
--------------------------------------------------------------------------------------------------------
Three months ended
March 1999
Interest revenues                           $ 10,150          $ 1,003          $  --          $ 11,153
                              --------------------------------------------------------------------------

Interest expense                            $  2,741          $   303          $  --          $  3,044
                              --------------------------------------------------------------------------


Income (loss) before taxes:                 $  2,839          $    75          $  11          $  2,925

  Unallocated amounts:
  Intangible amortization                                                                         (273)
  Corporate expenses                                                                              (158)
                                                                                          --------------
  Consolidated income before
   taxes                                                                                      $  2,494
                              --------------------------------------------------------------------------

Net contract receivables                    $152,111          $15,733          $   9          $167,861
Other assets                                                                                    16,825
                                                                                          --------------
     Total assets                                                                             $184,686
                              --------------------------------------------------------------------------


                             TFC ENTERPRISES, INC.
          Management's Discussion And Analysis Of Financial Condition

                           And Results Of Operations

Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale and bulk purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: a rise in interest rates, a deterioration of credit experience, competitive pricing and other factors, the loss of or reduction in its credit facilities, or if the Company were to face increased competition. Investors are encouraged to review TFC Enterprise's SEC filings for more information about the factors affecting the Company's business. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the first quarter of 2000 was $0.9 million, or $0.08 per basic common share, compared to net income of $1.4 million, or $0.12 per basic common share, in the first quarter of 1999. Exclusive of the one-time charges of approximately $450,000 (net of tax) associated with the relocation of the Company's Bulk Service Center, net income for the first quarter of 2000 would have been $0.12 per basic common share.

Volume

Gross contracts purchased or originated totaled $59.8 million in the first quarter of 2000, compared to $58.5 million purchased in the first quarter of 1999.


                             TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months ended March 31, 2000 and 1999:

                                                                                        Three months ended
                                                                                             March 31,
---------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2000            1999
---------------------------------------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                                                     $ 36,383        $ 39,303
    Bulk                                                                                14,798          14,304
  Consumer finance                                                                       5,909           4,916
---------------------------------------------------------------------------------------------------------------
    Total                                                                             $ 59,790        $ 58,523
===============================================================================================================

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                                                        2,753           3,150
    Bulk                                                                                 2,878           2,745
 Consumer finance                                                                        2,856           2,361
---------------------------------------------------------------------------------------------------------------
    Total                                                                                8,487           8,256
===============================================================================================================

Net interest revenue

Net interest revenue for the first quarter of 2000 totaled $8.7 million, an increase of 7%, from $8.1 million in the prior year period. The increase was attributable to higher average interest-earning assets. The yield on interest-earning assets was 22.93% in the first quarter of 2000, compared to 23.27% in the first quarter of 1999. The slight decrease in yield is attributable to the introduction of a variable APR and discount program which resulted in a higher mix of contracts with lower APR's.

The cost of interest-bearing liabilities increased to 9.62% for the first quarter of 2000 from 8.96% for the first quarter of 1999. The increase for the first quarter was primarily attributable to an increase in the one-month LIBOR rate. The Company continues to explore ways to reduce its interest-rate risk and the overall cost of interest bearing liabilities.


                             TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended March 31, 2000 and 1999:

                                                                                         Three months ended
                                                                                              March 31,
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2000            1999
----------------------------------------------------------------------------------------------------------------
Average interest earning assets (a)                                                   $217,550         $191,712
Average interest bearing liabilities                                                   158,322          135,833
----------------------------------------------------------------------------------------------------------------
Net interest earning assets                                                           $ 59,228         $ 55,879
================================================================================================================

Interest and other finance revenue                                                    $ 12,470         $ 11,153
Interest expense                                                                         3,810            3,044
----------------------------------------------------------------------------------------------------------------
Net interest revenue                                                                  $  8,660         $  8,109
================================================================================================================

Yield on interest-earning assets                                                         22.93%           23.27%
Cost of interest-bearing liabilities                                                      9.62             8.96
----------------------------------------------------------------------------------------------------------------
Net interest spread                                                                      13.31%           14.31%
================================================================================================================

Net interest margin (b)                                                                  15.92%           16.92%
===============================================================================================================

(a)  Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on anannualized basis, increased to 13.40% for the first quarter of 2000 from 12.15% for the first quarter of 1999. The first quarter of 2000 includes a one-time charge of approximately $750,000 (pre-tax) relating primarily to severance costs, duplicate payroll costs, and lease termination charges associated with the relocation of the Jacksonville Service Center to Norfolk, Virginia. The relocation was completed prior to March 31, 2000. The Company accrued all costs prior to March 31, 2000 and only lease termination charges of approximately $200,000 were unpaid at March 31, 2000. Excluding these costs, operating expense as percentage of interest-earning assets would have been 12.15%.

Provision for income taxes

The effective tax rate for the first quarter of 2000 and 1999 of approximately 43.5% for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                             TFC ENTERPRISES, INC.

                              Financial Condition
                              -------------------

Assets

Total assets increased by $8.0 million, or 4%, to $216.5 million at March 31, 2000, from $208.5 million at December 31, 1999. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at March 31, 2000 and December 31, 1999:

                                                                          March 31,            Dec. 31,
(in thousands)                                                              2000                 1999
--------------------------------------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                                           $126,858             $116,849
  Bulk                                                                      46,164               45,672
Consumer finance                                                            19,779               19,518
--------------------------------------------------------------------------------------------------------
    Total                                                                 $192,801             $182,039
========================================================================================================


Liabilities

Total liabilities were $173.8 million at March 31, 2000, an increase of $7.1 million, or 4%, from $166.7 million at December 31, 1999. The increase in liabilities compared with year-end 1999 primarily reflected increased borrowings under the Company's credit facilities resulting from the increase in net contract receivables.

                          Credit Quality and Reserves
                          ---------------------------

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $8.4 million in the first quarter of 2000, representing an annualized rate of 17.1% of average contract receivables net of unearned interest revenue. This compares to $6.9 million, or 15.7%, in the first quarter of 1999. The increase in net charge-offs in the first quarter of 2000 relative to the first quarter of 1999 was due primarily to servicing problems in the Jacksonville Service Center prior to consolidation.

Auto finance contract receivables- Provision for credit losses

TFC's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. There was no loss provision related to the auto finance contracts for all of 1999 and the first three months of 2000.

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

At March 31, 2000 the combination of TFC's allowance for credit losses and nonrefundable dealer reserve totaled $21.1 million, or 10.5%, of contract receivables net of unearned interest revenue. This compares to $22.7 million, or 11.6%, at December 31, 1999. The decrease in reserves and in the percentage of reserves to contract receivables is primarily due to increased charge-off in the Jacksonville Service Center prior to the consolidation.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $2.0 million at March 31, 2000 and $1.5 million at December 31, 1999. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at March 31, 2000, of 10.5% are less than net charge-offs as a percentage of average net contracts receivable for the three months ended March 31, 2000, of 17.1% on an annualized basis. This difference exists because the reserves include an estimate of future recoveries on prior year charge-offs and future recoveries on current year charge-offs that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.1 million in the first quarter of 2000 and 1999, representing an annualized rate of 3.26% and 2.87% of average gross contract receivables net of unearned interest revenue, respectively. The provision for credit losses was $0.2 million for the first quarter of 2000 and $0.1 million for the first quarter of 1999 and the allowance for credit losses was $0.8 million or 3.95% and $0.8 million or 3.84% of outstanding gross contract receivables at March 31, 2000 and December 31, 1999, respectively. Management has established the level of allowance that it considers to be adequate based on FCF's experience through March 31, 2000.

                             TFC ENTERPRISES, INC.

Charge-offs net of recoveries, by line of business, for the three months ended March 31, 2000 and 1999, were as follows:

                                                                                         Three months ended
                                                                                              March 31,
---------------------------------------------------------------------------------------------------------------
(in thousands)                                                                           2000           1999
---------------------------------------------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                                                        $ 4,978       $  3,703
  Bulk                                                                                   3,458          3,162
Consumer finance                                                                           170            121
---------------------------------------------------------------------------------------------------------------
    Total                                                                              $ 8,606       $  6,986
===============================================================================================================



Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $14.3 million, or 5.93% of gross auto finance contract receivables at March 31, 2000, compared to $14.9 million, or 6.32%, at December 31, 1999. Gross auto finance contract receivables that were 30 days or more past due totaled $21.2 million, or 8.77% of gross auto finance contract receivables at March 31, 2000, compared to $22.6 million, or 9.57%, at December 31, 1999.

Gross consumer finance receivables that were 60 days or more past due totaled $0.5 million, or 2.49% of gross receivables at March 31, 2000, compared to $0.6 million, or 2.79% at December 31, 1999. Gross consumer finance receivables that were 30 days or more past due totaled $0.8 million, or 3.91% of gross receivables at March 31, 2000, compared to $0.9 million, or 4.36% at December 31, 1999.

Delinquency at March 31, 2000 and December 31, 1999 was as follows:

                                                                          March 31,            Dec. 31,
(in thousands)                                                              2000                 1999
--------------------------------------------------------------------------------------------------------
Gross contract receivables                                                  263,086             257,391
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                                 $ 14,863            $ 15,528
     Percent of total gross contract receivables                               5.65%               6.03%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                                 $ 22,023            $ 23,525
     Percent of total gross contract receivables                               8.37%               9.14%

                             TFC ENTERPRISES, INC.

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity management


As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased to 1.3 million for the first quarter of 2000. This reflected $1.1 million of net cash provided by operating activities and $7.3 million of net cash provided by financing activities entirely offset by $9.4 million of net cash used in investing activities. Net cash used in investing activities resulted from net cost of acquiring contract receivables exceeding the repayment of contract receivables. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit used to fund the increase in net contract receivables. For the first three months of 1999, net cash reflected $3.2 million of net cash provided by operating activities and $9.1 million of net cash provided by financing activities partially offset by $12.3 million of net cash used in investing activities. In both the first quarter of 2000 and 1999, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume. The Company believes cash flows provided by operating activities and current availability under its credit facilities will be adequate to meet the Company's liquidity requirements for fiscal 2000. Management is currently exploring additional sources of liquidity.

                          PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports of Form 8-K
  (a)  Exhibits

    10.1 $6,000,000 Loan and Security Agreement between PC Acceptance Corporation (name subsequently changed to PC Acceptance.com, Inc.) and Sterling National Bank

    10.2  Audit Committee Charter

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

                                                       TFC ENTERPRISES, INC.
                                                       (Registrant)

Date: May 12, 2000                         By: /s/ Robert S. Raley Jr.
                                              ------------------------
                                              Robert S. Raley, Jr.
                                              Chairman, President,
                                              Chief Executive Officer and
                                              Director





Date: May 12, 2000                         By: /s/ Craig D. Poppen
                                              --------------------
                                              Craig D. Poppen
                                              Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial Officer
                                              of the registrant)

                               Index to Exhibits


Exhibit No.                   Description

          10.1 $6,000,000 Loan and Security Agreement between PC Acceptance Corporation (name subsequently changed to PC Acceptance.com, Inc.) and Sterling National Bank

          10.2      Audit Committee Charter

          27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.