Form 10-Q
period 2000-06-30
TFC ENTERPRISES INC
filed 2000-08-14
CIK 913958

                 THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                        AND EXCHANGE COMMISSION VIA EDGAR
  ___________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 ______________________________________________________________________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                 Yes x  No
                                    ---    ----

As of August 11, 2000, there were 11,433,682 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                       QUARTERLY REPORT ON FORM 10-Q FOR
                       THE SIX MONTHS ENDED JUNE 30, 2000

                Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                 Page No.
------------------------------                                 --------

Financial Highlights                                             3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                    4
  Consolidated Statements of Income                              6
  Consolidated Statements of Changes in Shareholders' Equity     7
  Consolidated Statements of Cash Flows                          8
  Notes to Consolidated Financial Statements                     9

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                             14

Part II - Other Information
---------------------------

Submission of Matters to a Vote of Security Holders (Item 4)    21

Exhibits and Reports on Form 8-K (Item 6)                       21

Signatures                                                      23

Index to Exhibits                                               22

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)



                                                                    Three months ended              Six months ended
                                                                         June 30,                        June 30,
                                                            ---------------------------------------------------------
(in thousands, except per share amounts)                                 2000       1999              2000       1999
---------------------------------------------------------------------------------------------------------------------

Net income                                                           $  1,284   $  1,751          $  2,159   $  3,152
Net income per basic common share                                    $   0.11   $   0.15          $   0.19   $   0.28
Net income per diluted common share                                  $   0.10   $   0.14          $   0.18   $   0.26
Average common shares outstanding (in thousands)                       11,434     11,405            11,433     11,405
---------------------------------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)
Return on average common equity                                         11.84%     18.65%            10.07%     17.14%
Return on average assets                                                 2.32       3.71              2.00       3.43
Yield on interest-earning assets                                        22.40      23.59             22.67      23.44
Cost of interest-bearing liabilities                                    10.00       8.74              9.82       8.85
Net interest margin                                                     14.96      17.37             15.44      17.15
Operating expense as a percentage of
 average interest-earning assets (a)                                    11.61      11.84             12.49      12.00
Total net charge-offs to average                                        14.34      12.63             15.07      13.58
 gross contract receivables,  net of unearned interest
60+ days delinquencies to period-end
 gross contract receivables                                              5.67       4.67              5.67       4.67
30+ days delinquencies to period-end
 gross contract receivables                                              8.87       6.84              8.87       6.84
Total allowance, nonrefundable reserve and unearned
 discount  to period end gross contract receivables,
 net of unearned interest                                               11.69      13.56             11.69      13.56

Equity to assets, period end                                            19.59      19.99             19.59      19.99
---------------------------------------------------------------------------------------------------------------------
Average balances:
Interest-earning assets (b)                                          $227,893   $201,308          $222,568   $196,505
Total assets                                                          221,668    188,602           216,259    183,752
Interest-bearing liabilities                                          169,513    143,379           163,904    139,549
Equity                                                                 43,371     37,545            42,883     36,773
---------------------------------------------------------------------------------------------------------------------

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

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                 June 30,      December 31,
-------------------------------------------------------------------------------------------
(in thousands, except share amounts)                                 2000              1999
-------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                        $  3,418          $  2,290
Restricted cash                                                     8,125             9,563
Net contract receivables                                          198,152           182,039
Property and equipment, net                                         2,420             2,244
Intangible assets, net                                              9,436             9,887
Other assets                                                        3,024             2,488
-------------------------------------------------------------------------------------------
   Total assets                                                  $224,575          $208,511
-------------------------------------------------------------------------------------------

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                        $128,801          $ 94,866
Automobile receivables-backed notes                                34,035            52,316
Other debt                                                          9,782             9,501
Accounts payable and accrued expenses                               3,325             3,539
Income taxes payable and other liabilities                          2,509             4,941
Refundable dealer reserve                                           2,126             1,519
-------------------------------------------------------------------------------------------
  Total liabilities                                               180,578           166,682

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
 authorized; none outstanding                                          --                --

Common stock, $.01 par value, 40,000,000 shares
 authorized; 11,433,682 and 11,430,482 shares issued and
 outstanding, respectively                                             50                50


Additional paid-in capital                                         56,089            56,080
Retained deficit                                                  (12,142)          (14,301)
-------------------------------------------------------------------------------------------
  Total shareholders' equity                                       43,997            41,829
-------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                     $224,575          $208,511
-------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                                     Six months ended
                                                                         June 30,
--------------------------------------------------------------------------------------
(in thousands, except per share amounts)                             2000         1999
--------------------------------------------------------------------------------------
Interest and other finance revenue                                $25,234      $23,027
Interest expense                                                    8,049        6,177
--------------------------------------------------------------------------------------
    Net interest revenue                                           17,185       16,850
Provision for credit losses                                           351          207
    Net interest revenue after provision for credit losses         16,834       16,643
--------------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                     311          376
Other                                                                 513          291
--------------------------------------------------------------------------------------
    Total other revenue                                               824          667
--------------------------------------------------------------------------------------
    Total net interest and other revenue                           17,658       17,310
--------------------------------------------------------------------------------------

Operating expense:
Salaries                                                            7,100        6,056
Employee benefits                                                   1,383        1,270
Occupancy                                                             723          466
Equipment                                                             792          681
Amortization of intangible assets                                     547          546
Other                                                               3,358        2,767
--------------------------------------------------------------------------------------
    Total operating expense                                        13,903       11,786
--------------------------------------------------------------------------------------
Income before income taxes                                          3,755        5,524
Provision for income taxes                                          1,596        2,372
--------------------------------------------------------------------------------------
    Net income                                                    $ 2,159      $ 3,152
--------------------------------------------------------------------------------------

Net income per common share:
    Basic                                                           $0.19        $0.28
    Diluted                                                         $0.18        $0.26

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)





                                                                June 30,       March 31,       June 30,
------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                            2000            2000          1999
------------------------------------------------------------------------------------------------------
Interest and other finance revenue                               $12,764         $12,470       $11,873
Interest expense                                                   4,239           3,810         3,133
------------------------------------------------------------------------------------------------------
    Net interest revenue                                           8,525           8,660         8,740
------------------------------------------------------------------------------------------------------
Provision for credit losses                                          169             182           109
------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit                8,356           8,478         8,631
     losses

Other revenue:
Commissions on ancillary products                                    155             156           175
Other                                                                310             203           184
------------------------------------------------------------------------------------------------------
    Total other revenue                                              465             359           359
------------------------------------------------------------------------------------------------------
Total net interest and other revenue                               8,821           8,837         8,990

Operating expense:
Salaries                                                           3,320           3,780         3,009
Employee benefits                                                    614             769           628
Occupancy                                                            242             481           237
Equipment                                                            394             398           367
Amortization of intangible assets                                    274             273           273
Other                                                              1,769           1,589         1,446
------------------------------------------------------------------------------------------------------
    Total operating expense                                        6,613           7,290         5,960
------------------------------------------------------------------------------------------------------
Income before income taxes                                         2,208           1,547         3,030
Provision for income taxes                                           924             672         1,279
------------------------------------------------------------------------------------------------------
    Net income                                                   $ 1,284         $   875       $ 1,751
------------------------------------------------------------------------------------------------------

Net income per common share:
    Basic                                                          $0.11           $0.08         $0.15
    Diluted                                                        $0.10           $0.07         $0.14


                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
-----------------------------------------------------------------------------
(in thousands)                                           2000            1999
-----------------------------------------------------------------------------
Common stock
Balance at beginning and end of period               $     50        $     50
-----------------------------------------------------------------------------

Additional paid-in capital
Balance at beginning of period                       $ 56,080        $ 56,020
 Stock options exercised                                    9              --
-----------------------------------------------------------------------------
Balance at end of period                             $ 56,089        $ 56,020
-----------------------------------------------------------------------------

Retained deficit
Balance at beginning of period                       $(14,301)       $(20,788)
  Net income (a)                                        2,159           3,152
-----------------------------------------------------------------------------
Balance at end of period                             $(12,142)       $(17,636)
-----------------------------------------------------------------------------


(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months ended
                                                                                       June 30,
------------------------------------------------------------------------------------------------------
(in thousands)                                                                    2000            1999
------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                    $  2,159        $  3,152
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                547             546
  Depreciation and other amortization                                              883             620
  Provision for credit losses                                                      351             207
  Changes in operating assets and liabilities:
  (Increase) decrease in other assets                                             (619)            447
  Decrease in accounts payable and accrued expenses                               (214)           (615)
  Decrease in income taxes payable and other liabilities                        (2,432)           (153)
  Increase in refundable dealer reserve                                            607               2
------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                    1,282           4,206
------------------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                     (76,894)        (66,387)
Repayment on contract receivables                                               60,125          45,384
Purchase of property and equipment                                                (763)           (626)
Decrease in restricted cash                                                      1,438              --
------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                       (16,094)        (21,629)
------------------------------------------------------------------------------------------------------

Financing activities
Net borrowings on revolving lines of credit                                     33,935          18,228
Net borrowings on other debt                                                       277            (915)
Payments on automobile receivables-backed notes                                (18,281)             --
Proceeds from stock options exercised                                                9              --
------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                    15,940          17,313
------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                 1,128            (110)
Cash and cash equivalents at beginning of period                                 2,290           1,868
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  3,418        $  1,758
------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business


TFC Enterprises, Inc. ("TFCE") is a holding company that operates four primary wholly-owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF"), Recoveries, Inc. ("RI") and PC Acceptance.com, Inc. ("PCAC"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point-of-sale" purchase) and on a bulk basis ("bulk" purchase). Based in Norfolk, Virginia, TFC also has eleven contract production offices throughout the United States. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates nineteen branches throughout Virginia and North Carolina. Recoveries Inc., a third party debt collection agency, services foreclosed or troubled loan portfolios and receivables. PCAC, specializes in purchasing and servicing retail installment contracts affiliated with personal computers and related equipment.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.  Contract receivables

The following is a summary of contract receivables at June 30, 2000, and December 31, 1999:


                                              June 30,         Dec. 31,
(in thousands)                                   2000             1999
----------------------------------------------------------------------
Contract receivables:
  Auto finance                               $248,653         $236,305
  Consumer finance                             23,975           21,086
----------------------------------------------------------------------
    Gross contract receivables                272,628          257,391
Less:
  Unearned interest revenue                    40,663           40,491
  Unearned discount                             5,798            4,613
  Unearned commissions                            372              441
  Unearned service fees                         1,073            1,074
  Payments in process                           5,053            4,707
  Escrow for pending acquisitions                 210              530
  Allowance for credit losses                     904              817
  Nonrefundable reserve                        20,403           22,679
----------------------------------------------------------------------
    Net contract receivables                 $198,152         $182,039
----------------------------------------------------------------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

2.  Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months and six months ended June 30, 2000 and 1999 were as follows:

                                              Three months ended                    Six months ended
                                                   June 30,                             June 30,
-------------------------------------------------------------------------------------------------------------
(in thousands)                                   2000              1999               2000               1999
-------------------------------------------------------------------------------------------------------------
Balance at beginning of period                $21,976           $22,599           $ 23,496           $ 22,195
  Provision for credit losses                     169               109                351                207
  Allocation for credit losses                  7,323             7,451             14,227             14,743
  Charge-offs                                  (9,683)           (7,796)           (19,813)           (16,303)
  Recoveries                                    1,522             1,438              3,046              2,959
-------------------------------------------------------------------------------------------------------------
 Balance at end of period                     $21,307           $23,801           $ 21,307           $ 23,801
-------------------------------------------------------------------------------------------------------------

3.  Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 were as follows:

                                             Three months ended                 Six months ended
                                                  June 30,                          June 30,
--------------------------------------------------------------------------------------------------------
(in thousands, except per share                  2000             1999             2000             1999
 amounts)
--------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                 $ 1,284          $ 1,751          $ 2,159          $ 3,152
--------------------------------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per
 share-weighted-average shares                 11,433           11,405           11,433           11,405

                                    --------------------------------------------------------------------
      Effect of dilutive securities:
      Employee stock options                      166              175              197              112
      Warrants                                    660              659              741              624
                                    --------------------------------------------------------------------

      Dilutive potential common                   826              834              938              736
       shares
                                    --------------------------------------------------------------------

Denominator for diluted earnings               12,259           12,239           12,371           12,190
 per share-adjusted  weighted-
 average shares and assumed
 conversions
--------------------------------------------------------------------------------------------------------

Basic earnings per share                      $  0.11          $   .15          $  0.19          $   .28
Diluted earnings per share                    $  0.10          $   .14          $  0.18          $   .26


                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts are acquired through the purchase of dealer portfolios. Through FCF, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. PC Acceptance.com, Inc., specializes in purchasing and servicing retail installment contracts affiliated with personal computers and related equipment. FCF and PCA comprise the consumer finance segment. The other column consists of RI and corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies.

----------------------------------------------------------------------------------------------------------------
(in thousands)
                                     Auto Finance         Consumer Finance             Other              Total
----------------------------------------------------------------------------------------------------------------
Three months ended
June 2000
Interest revenues                         $ 11,474             $ 1,290                $  --             $ 12,764
                              ----------------------------------------------------------------------------------

Interest expense                          $  3,842             $   397                $  --             $  4,239
                              ----------------------------------------------------------------------------------


Income (loss) before taxes:               $  2,790             $   (29)               $(172)            $  2,589

  Unallocated amounts:
  Intangible amortization                                                                                   (273)
  Corporate expenses                                                                                        (108)
                                                                                                        --------
  Consolidated income before                                                                            $  2,208
   taxes
                              ----------------------------------------------------------------------------------

Net contract receivables                  $175,635             $22,347                $ 170             $198,152
Other assets                                                                                              23,673
                                                                                                        --------
     Total assets                                                                                       $224,575
                              ----------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                     Auto Finance        Consumer Finance             Other              Total
----------------------------------------------------------------------------------------------------------------
Three months ended
June 1999
Interest revenues                         $ 10,840             $ 1,033                $  --             $ 11,873
                              ----------------------------------------------------------------------------------

Interest expense                          $  2,828             $   305                $  --             $  3,133
                              ----------------------------------------------------------------------------------


Income (loss) before taxes:               $  3,348             $   103                $ (45)            $  3,406

  Unallocated amounts:
  Intangible amortization                                                                                   (273)
  Corporate expenses                                                                                        (103)
                                                                                                        --------
  Consolidated income before                                                                            $  3,030
   taxes
                              ----------------------------------------------------------------------------------

Net contract receivables                  $159,934             $16,752                $   5             $176,691
Other assets                                                                                              15,610
                                                                                                        --------
     Total assets                                                                                       $192,301
                              ----------------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


4.  Segments (continued)

----------------------------------------------------------------------------------------------------------------
(in thousands)                                                Consumer
                                         Auto Finance         Finance                 Other               Total
----------------------------------------------------------------------------------------------------------------
Six months ended June 2000

Interest revenues                         $ 22,772             $ 2,462                $  --             $ 25,234
                              ----------------------------------------------------------------------------------

Interest expense                          $  7,295             $   754                $  --             $  8,049
                              ----------------------------------------------------------------------------------


Income (loss) before taxes:               $  4,893             $   (55)               $(292)            $  4,546

  Unallocated amounts:
  Intangible amortization                                                                                   (546)
  Corporate expenses                                                                                        (245)
                                                                                                        --------
  Consolidated income before                                                                            $  3,755
   taxes
                              ----------------------------------------------------------------------------------

Contract receivables                      $175,635             $22,347                $ 170             $198,152
Other assets                                                                                              23,673
                                                                                                        --------
     Total assets                                                                                       $224,575
                              ----------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------
                                                             Consumer
                                        Auto Finance          Finance                 Other               Total
----------------------------------------------------------------------------------------------------------------
Six months ended June 1999
Interest revenues                         $ 20,990             $ 2,036                $  --             $ 23,026
                              ----------------------------------------------------------------------------------

Interest expense                          $  5,569             $   608                $  --             $  6,177
                              ----------------------------------------------------------------------------------


Income (loss) before taxes:               $  6,111             $   178                $ (34)            $  6,255

  Unallocated amounts:
  Intangible amortization                                                                                   (546)
  Corporate expenses                                                                                        (185)
                                                                                                        --------
  Consolidated income before                                                                            $  5,524
   taxes
                              ----------------------------------------------------------------------------------

Contract receivables                      $159,934             $16,752                $   5             $176,691
Other assets                                                                                              15,610
                                                                                                        --------
     Total assets                                                                                       $192,301
                              ----------------------------------------------------------------------------------

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

Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the second quarter of 2000 was $1.3 million, or $0.11 per basic common share, compared to net income of $1.8 million, or $0.15 per basic common share, in the second quarter of 1999. Net income for the first six months of 2000 decreased to $2.2 million, or $0.19 per basic common share, compared to net income of $3.2 million, or $0.28 per basic common share, for the first six months of 1999. Exclusive of the one-time charges of approximately $450,000 (net of tax), or $0.04 per basic common share, associated with the relocation of the Company's Bulk Service Center, from Jacksonville, Florida to Norfolk, Virginia, net income for the first six months of 2000 would have been $0.23 per basic common share. The primary reasons for the decreased 2000 income is the relocation of the Company's Bulk Service Center and a decrease in net interest margin resulting from a decrease in yield on interest earning assets as well as an increase in the cost of funds compared to the similar period in 1999.

Volume

Gross contracts purchased or originated totaled $66.0 million in the second quarter of 2000, compared to $59.9 million purchased in the second quarter of
1999.   For the first six months of 2000, gross contracts purchased or originated totaled $125.8 million compared to the $118.5 million purchased during the first six months of 1999.

                             TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three and six months ended June 30, 2000 and 1999:

                                                            Three months ended              Six months ended
                                                                  June 30,                      June 30,
--------------------------------------------------------------------------------------------------------------
(in thousands)                                            2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                      $34,277         $36,443        $ 70,659        $ 75,746
    Bulk                                                21,964          17,097          39,463          31,401
  Consumer finance                                       9,729           6,390          15,638          11,306
--------------------------------------------------------------------------------------------------------------
    Total                                              $65,970         $59,930        $125,760        $118,453
--------------------------------------------------------------------------------------------------------------

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                        2,548           2,943           5,301           6,093
    Bulk                                                 4,064           3,523           6,942           6,268
 Consumer finance                                        4,991           3,411           7,847           5,772
--------------------------------------------------------------------------------------------------------------
    Total                                               11,603           9,877          20,090          18,133
--------------------------------------------------------------------------------------------------------------

Net interest revenue


Net interest revenue for the second quarter of 2000 totaled $8.5 million, a decrease of 2%, from $8.7 million for the second quarter of 1999. The decrease was attributable to a lower yield on average interest-earning assets and an increase in cost of funds.

The yield on interest-earning assets was 22.40% in the second quarter of 2000, compared to 23.59% in the second quarter of 1999. For the first half of 2000, the yield on interest-earning assets was 22.67% compared to 23.44% for the first half of 1999. The decrease in yield reflects a more competitive program for our dealers while continuing to maintain prudent underwriting standards.

The cost of interest-bearing liabilities increased to 10.00% for the second quarter of 2000 from 8.74% for the second quarter of 1999 and increased to 9.82% for the first six months of 2000, compared with 8.85% for the first six months of 1999. The increase was primarily attributable to general interest rate increases. The Company continues to explore ways to reduce its interest-rate risk and the overall cost of interest bearing liabilities.

                             TFC ENTERPRISES, INC.


Net interest revenue, net interest spread, and net interest margin were as follows for the three and six months ended June 30, 2000 and 1999:


                                                          Three months ended                Six months ended
                                                               June 30,                          June 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                            2000             1999             2000             1999
-----------------------------------------------------------------------------------------------------------------
Average interest earning assets (a)                   $227,893         $201,308         $222,568         $196,505
Average interest bearing liabilities                   169,513          143,379          163,904          139,549
-----------------------------------------------------------------------------------------------------------------
Net interest earning assets                           $ 58,380         $ 57,929         $ 58,664         $ 56,956
-----------------------------------------------------------------------------------------------------------------

Interest and other finance revenue                    $ 12,764         $ 11,873         $ 25,234         $ 23,027
Interest expense                                         4,239            3,133            8,049            6,177
-----------------------------------------------------------------------------------------------------------------
Net interest revenue                                  $  8,525         $  8,740         $ 17,185         $ 16,850
-----------------------------------------------------------------------------------------------------------------

Yield on interest-earning assets                         22.40%           23.59%           22.67%           23.44%
Cost of interest-bearing liabilities                     10.00             8.74             9.82             8.85
-----------------------------------------------------------------------------------------------------------------
Net interest spread                                      12.40%           14.85%           12.85%           14.59%
-----------------------------------------------------------------------------------------------------------------

Net interest margin (b)                                  14.96%           17.37%           15.44%           17.15%
-----------------------------------------------------------------------------------------------------------------

(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 11.61% for the second quarter of 2000 from 11.84% for the second quarter of 1999 and to 11.88% for the first six months of 2000 from 12.00% for the first six months of 1999. The calculation for the first six months of 2000 has been adjusted to eliminate approximately $750,000 in pretax costs associated with the consolidation of service centers. Excluding these costs, operating expense as percentage of interest-earning assets would have been 12.49% for the first six months of 2000.

Provision for income taxes


The effective tax rate for the first quarter and first half of 2000 and 1999 of approximately 43% for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                             TFC ENTERPRISES, INC.

                              Financial Condition
                              -------------------

Assets


Total assets increased by $16.1 million, or 7.7%, to $224.6 million at June 30, 2000, from $208.5 million at December 31, 1999. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at June 30, 2000 and December 31, 1999:

                                                            June 30,            Dec. 31,
(in thousands)                                                2000               1999
----------------------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                              $125,250           $116,849
  Bulk                                                         50,555             45,672
Consumer finance                                               22,347             19,518
----------------------------------------------------------------------------------------
    Total                                                    $198,152           $182,039
----------------------------------------------------------------------------------------

Liabilities


Total liabilities were $180.6 million at June 30, 2000, an increase of $13.9 million, or 8.3%, from $166.7 million at December 31, 1999. The increase in liabilities was primarily attributable to increased borrowings under the Company's credit facilities resulting from the increase in net contract receivables.

                          Credit Quality and Reserves
                          ---------------------------

Auto finance contract receivables- Net charge-offs


Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $8.0 million in the second quarter of 2000, representing an annualized rate of 15.6% of average contract receivables net of unearned interest revenue. This compares to $6.2 million, or 13.6%, in the second quarter of 1999. For the first six months of 2000, net charge-offs were $16.5 million, or 16.4%, of average contract receivables net of unearned interest revenue. This compares to $13.1 million, or 14.6%, of average contract receivables net of unearned interest revenue in the first six months of 1999. The increase in net charge-offs in the second quarter of 2000 and first six months 2000, relative to the comparable periods in 1999 was due primarily to servicing problems in the Jacksonville Service Center and the anticipated impact of the transition of servicing upon the relocation of the Jacksonville Service Center .

Auto finance contract receivables- Provision for credit losses


TFC's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance. A portion of the discount is generally held in a nonrefundable dealer reserve against which credit losses are first applied. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses. There was no loss provision related to the auto finance contracts for any of the periods presented herein.

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

At June 30, 2000 the combination of TFC's allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $26.2 million, or 11.7%, of contract receivables net of unearned interest revenue. This compares to $27.3 million, or 13.0%, at December 31, 1999. The decrease in reserves and in the percentage of reserves to contract receivables is primarily due to increased charge-off in the Jacksonville Service Center.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $2.1 million at June 30, 2000 and $1.5 million at December 31, 1999. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at June 30, 2000, of 9.8% are less than net charge-offs as a percentage of average net contracts receivable for the six months ended June 30, 2000, of 16.4% on an annualized basis. This difference exists because the reserves include an estimate of future recoveries on prior year charge-offs and future recoveries on current year charge-offs that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.1 million in the second quarter of 2000 and 1999, representing an annualized rate of 2.7% and 2.8% of average gross contract receivables net of unearned interest revenue, respectively. For the first six months of 2000 and 1999, net charge-offs to the allowance for credit losses were $0.3 million and $0.2 million, representing an annualized rate of 3.0% and 2.8%, respectively. The provision for credit losses was $0.2 million for the second quarter of 2000 and $0.1 million for the second quarter of 1999 and the allowance for credit losses was $0.9 million or 3.85% and $0.8 million or 3.84% of outstanding gross contract receivables at June 30, 2000 and December 31, 1999, respectively. Management has established the level of allowance that it considers to be adequate based on FCF's experience through June 30, 2000.

                             TFC ENTERPRISES, INC.

Charge-offs net of recoveries, by line of business, for the three and six months ended June 30, 2000 and 1999, were as follows:

                                                     Three months ended                 Six months ended
                                                          June 30,                           June 30,
------------------------------------------------------------------------------------------------------------
(in thousands)                                             2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                          $4,180         $3,458        $ 9,158        $ 7,161
  Bulk                                                    3,834          2,782          7,292          5,944
Consumer finance                                            147            118            317            239

------------------------------------------------------------------------------------------------------------
    Total                                                $8,161         $6,358        $16,767        $13,344
------------------------------------------------------------------------------------------------------------


Delinquencies


Gross auto finance contract receivables that were 60 days or more past due totaled $14.8 million, or 5.97% of gross auto finance contract receivables at June 30, 2000, compared to $14.9 million, or 6.32%, at December 31, 1999. Gross auto finance contract receivables that were 30 days or more past due totaled $23.0 million, or 9.26% of gross auto finance contract receivables at June30, 2000, compared to $22.6 million, or 9.57%, at December 31, 1999.

Gross consumer finance receivables that were 60 days or more past due totaled $0.6 million, or 2.62% of gross receivables at June 30, 2000, compared to $0.6 million, or 2.79% at December 31, 1999. Gross consumer finance receivables that were 30 days or more past due totaled $1.2 million, or 4.91% of gross receivables at June 30, 2000, compared to $0.9 million, or 4.36% at December 31, 1999.

Delinquency at June 30, 2000 and December 31, 1999 was as follows:

                                                                       June 30,            Dec. 31,
(in thousands)                                                          2000                1999
--------------------------------------------------------------------------------------------------
Gross contract receivables                                             272,628             257,391
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                            $ 15,447            $ 15,528
     Percent of total gross contract receivables                          5.67%               6.03%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                            $ 24,188            $ 23,525
     Percent of total gross contract receivables                          8.87%               9.14%

                             TFC ENTERPRISES, INC.

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity management


As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents increased by $1.0 million in the first six months of 2000, to $3.4 million at June 30, 2000. The increase reflected $16.0 million of net cash provided by financing activities and $1.3 million of net cash provided by operating activities, offset by $16.1 million of net cash used in investing activities. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit used to fund the increase in net contract receivables. For the first six months of 1999, net cash reflected $17.3 million of net cash provided by financing activities and $4.2 million of net cash provided by operating activities, offset by $21.6 million of net cash used in financing activities. Net cash used in investing activities principally reflected $20.9 million in net contract receivable purchases. Cash provided by financing activities primarily reflected $17.3 million of net borrowings on the Company's revolving lines of credit and other debt. In both the first six months of 2000 and 1999, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume. The Company believes cash flows provided by operating activities and current availability under its credit facilities will be adequate to meet the Company's liquidity requirements for fiscal 2000. Management is currently exploring additional sources of liquidity.

                          PART II.  OTHER INFORMATION


ITEM 4.    Submission of Matters to a Vote of Security Holders

   The 2000 Annual Meeting of Shareholders of TFC Enterprises, Inc. was held on May 9, 2000, to consider four matters of business. The matters brought before the shareholders and the voting results were as follows:

Election of Directors

                                                                                               Broker
                                        For              Against            Abstain          Non-votes*
                                 -----------------  -----------------  -----------------  -----------------
Douglas E. Bywater                  10,361,516             64,695              --               --
Linwood R. Watson                   10,361,516             64,695              --               --

   The following directors' terms of office as a director continued after the meeting: Walter S. Boone, Peter H. Kamin , Andrew M. Ockershausen, Philip R. Smiley, and Robert S. Raley, Jr.



                                                                                               Broker
                                        For              Against            Abstain          Non-votes*
                                 -----------------  -----------------  -----------------  -----------------
Amendment of 1993 Stock
 Purchase Plan                       9,850,777            546,634             31,800            --


                                                                                               Broker
                                        For              Against            Abstain          Non-votes*
                                 -----------------  -----------------  -----------------  -----------------
Approval of Non-Employee
 Director Stock Option Plan          9,844,389            540,507             41,315            --


Ratification of the Appointment of Auditors

                                                                                               Broker
                                        For              Against            Abstain          Non-votes*
                                 -----------------  -----------------  -----------------  -----------------
   Ernst & Young LLP                10,062,416            339,431             24,364            --



* "Broker non-votes" occur where a broker holding stock in street name does not vote those shares.

ITEM 6.   Exhibits and Reports of Form 8-K
          (a)  Exhibits

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and no filed.

          (b)  Reports on Form 8-K

                     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TFC ENTERPRISES, INC.
                                              (Registrant)

Date: August 11, 2000                      By: /s/ Robert S. Raley Jr.
                                              ------------------------
                                              Robert S. Raley, Jr.
                                              Chairman, President,
                                              Chief Executive Officer and
                                              Director






Date: August 11, 2000                      By: /s/ Craig D. Poppen
                                              --------------------
                                              Craig D. Poppen
                                              Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial Officer
                                              of the registrant)

                               Index to Exhibits


Exhibit No.                                 Description

          27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.