Form 10-Q
period 2000-09-30
TFC ENTERPRISES INC
filed 2000-11-14
CIK 913958

                THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR

  ---------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  ---------------------------------------------------------------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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

                              Yes  X    No
                                  ----     ------

As of November 14, 2000, there were 11,439,149 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                       QUARTERLY REPORT ON FORM 10-Q FOR
                   THE NINE MONTHS ENDED SEPTEMBER 30, 2000

               Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                        Page No.
------------------------------                                        --------

Financial Highlights                                                         3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                                4
  Consolidated Statements of Income                                          5
  Consolidated Statements of Changes in Shareholders' Equity                 7
  Consolidated Statements of Cash Flows                                      8
  Notes to Consolidated Financial Statements                                 9

Management's Discussion and Analysis of Financial Condition

 and Results of Operations (Item 2)                                         14

Part II - Other Information
---------------------------

Exhibits and Reports on Form 8-K (Item 6)                                   21

Signatures                                                                  22

Index to Exhibits                                                           23

                             TFC ENTERPRISES, INC.
                             FINANCIAL HIGHLIGHTS
                                  (Unaudited)
-----------------------------------------------------------------------------

                                                                     Three months ended                 Nine months
                                                                        September 30,               ended September 30,
                                                                    --------------------------------------------------------
(in thousands, except per share amounts)                                 2000            1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------
Net income                                                          $   1,066        $  1,806       $  3,225       $  4,958

Net income per basic common share                                   $    0.09        $   0.16       $   0.28       $   0.43

Net income per diluted common share                                 $    0.09        $   0.15       $   0.26       $   0.40

Average common shares outstanding (in thousands)                       11,436          11,408         11,434         11,406
----------------------------------------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)

Return on average common equity                                          9.57%          18.37%          9.90%         17.57%

Return on average assets                                                 1.85            3.70           1.94           3.53

Yield on interest-earning assets                                        21.96           23.93          22.46          23.63

Cost of interest-bearing liabilities                                    10.22            9.14           9.96           8.97

Net interest margin                                                     14.09           17.44          15.00          17.27

Operating expense as a percentage of
  average interest-earning assets                                       11.54           11.82          12.18          11.95

Total net charge-offs to average
  gross contract receivables,  net of unearned interest                 15.94           13.24          15.39          13.47

60+ days delinquencies to period-end
  gross contract receivables                                             5.63            4.92           5.63           4.92

30+ days delinquencies to period-end
  gross contract receivables                                             8.48            7.69           8.48           7.69

Total allowance, nonrefundable reserve and unearned discount to period end gross contract receivables,
  net of unearned interest                                              10.73           13.39          10.73          13.39

Equity to assets, period end                                            18.13           20.36          18.13          20.36
----------------------------------------------------------------------------------------------------------------------------
Average balances:

Interest-earning assets (a)                                         $ 230,369        $209,446       $224,884       $200,624

Total assets                                                          230,382         195,080        221,076        187,428

Interest-bearing liabilities                                          177,246         148,740        168,369        142,356

Equity                                                                 44,526          39,319         43,428         37,626
----------------------------------------------------------------------------------------------------------------------------

Note:    Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
(a)      Gross contract receivables net of unearned interest revenue.

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    September 30,         December 31,
------------------------------------------------------------------------------------------------------
(in thousands, except share amounts)                                         2000                 1999
------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $    1,216           $    2,290
Restricted cash                                                            29,409                9,563
Net contract receivables                                                  201,668              182,039
Property and equipment, net                                                 2,659                2,244
Intangible assets, net                                                      9,159                9,887
Other assets                                                                4,550                2,488
------------------------------------------------------------------------------------------------------
   Total assets                                                        $  248,661           $  208,511
======================================================================================================

Liabilities and shareholders' equity
Liabilities:

Revolving lines of credit                                              $   73,254           $   94,866
Automobile receivables-backed notes                                       107,132               52,316
Subordinated notes and other debt                                          13,782                9,501
Accounts payable and accrued expenses                                       4,925                3,539
Income taxes payable and other liabilities                                  2,390                4,941
Refundable dealer reserve                                                   2,108                1,519
------------------------------------------------------------------------------------------------------
  Total liabilities                                                       203,591              166,682

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none outstanding                                                   --                   --
Common stock, $.01 par value, 40,000,000 shares
authorized; 11,439,149 and 11,430,482 shares issued and
outstanding, respectively                                                      50                   50
Additional paid-in capital                                                 56,096               56,080
Retained deficit                                                          (11,076)             (14,301)
------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                               45,070               41,829
------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                           $  248,661           $  208,511
======================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                               Nine months ended
                                                                                                 September 30,
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                      2000           1999
-------------------------------------------------------------------------------------------------------------------
Interest and other finance revenue                                                            $37,880       $35,555
Interest expense                                                                               12,579         9,575
-------------------------------------------------------------------------------------------------------------------
    Net interest revenue                                                                       25,301        25,980
Provision for credit losses                                                                       477           317
-------------------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                                     24,824        25,663
-------------------------------------------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                                                 435           569
Other                                                                                             898           427
-------------------------------------------------------------------------------------------------------------------
    Total other revenue                                                                         1,333           996
-------------------------------------------------------------------------------------------------------------------
    Total net interest and other revenue                                                       26,157        17,975
-------------------------------------------------------------------------------------------------------------------

Operating expense:
Salaries                                                                                       10,504         9,251
Employee benefits                                                                               1,987         1,880
Occupancy                                                                                         989           724
Equipment                                                                                       1,188         1,052
Amortization of intangible assets                                                                 825           819
Other                                                                                           5,056         4,249
-------------------------------------------------------------------------------------------------------------------
    Total operating expense                                                                    20,549        17,975
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                      5,608         8,684
Provision for income taxes                                                                      2,383         3,726
-------------------------------------------------------------------------------------------------------------------
    Net income                                                                                $ 3,225       $ 4,958
===================================================================================================================

Net income per common share:

    Basic                                                                                      $ 0.28         $0.43
    Diluted                                                                                    $ 0.26         $0.40


See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                    Three months ended
                                                                  Sept. 30,       June 30,     March 31,       Sept. 30,
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                             2000           2000           2000           1999
-------------------------------------------------------------------------------------------------------------------------
Interest and other finance revenue                                   $12,646       $12,764         $12,470       $12,529
Interest expense                                                       4,530         4,239           3,810         3,398
-------------------------------------------------------------------------------------------------------------------------
    Net interest revenue                                               8,116         8,525           8,660         9,131
-------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                              126           169             182           110
-------------------------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses             7,990         8,356           8,478         9,021

Other revenue:
Commissions on ancillary products                                        125           155             156           192
Other                                                                    384           310             203           137
-------------------------------------------------------------------------------------------------------------------------
    Total other revenue                                                  509           465             359           329
-------------------------------------------------------------------------------------------------------------------------
Total net interest and other revenue                                   8,499         8,821           8,837         9,350

Operating expense:
Salaries                                                               3,404         3,320           3,780         3,195
Employee benefits                                                        604           614             769           610
Occupancy                                                                266           242             481           257
Equipment                                                                396           394             398           372
Amortization of intangible assets                                        278           274             273           273
Other                                                                  1,698         1,769           1,589         1,483
-------------------------------------------------------------------------------------------------------------------------
    Total operating expense                                            6,646         6,613           7,290         6,190
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             1,853         2,208           1,547         3,160
Provision for income taxes                                               787           924             672         1,354
-------------------------------------------------------------------------------------------------------------------------
    Net income                                                       $ 1,066       $ 1,284         $   875       $ 1,806
-------------------------------------------------------------------------------------------------------------------------

Net income per common share:

    Basic                                                            $  0.09       $  0.11         $  0.08       $  0.16
    Diluted                                                          $  0.09       $  0.10         $  0.07       $  0.15

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                        Nine months ended
                                                          September 30,
-------------------------------------------------------------------------------
(in thousands)                                          2000            1999
-------------------------------------------------------------------------------
Common stock

Balance at beginning and end of period               $      50        $     50
-------------------------------------------------------------------------------

Additional paid-in capital
Balance at beginning of period                       $  56,080        $ 56,020
 Stock options exercised                                    16              24
-------------------------------------------------------------------------------
Balance at end of period                             $  56,096        $ 56,044
-------------------------------------------------------------------------------

Retained deficit

Balance at beginning of period                       $ (14,301)       $(20,788)
  Net income (a)                                         3,225           4,958
-------------------------------------------------------------------------------
Balance at end of period                             $ (11,076)       $(15,830)
-------------------------------------------------------------------------------

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Nine months ended
                                                                                              September 30,
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                             2000          1999
------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                               $    3,225     $    4,958
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                             825            819
  Depreciation and other amortization                                                         1,113          1,018
  Provision for credit losses                                                                   477            317
  Changes in operating assets and liabilities:
  Increase in other assets                                                                     (781)          (161)
  Increase in accounts payable and accrued expenses                                           1,386            733
  Increase (decrease) in income taxes payable and other liabilities                          (2,551)         1,392
  Increase in refundable dealer reserve                                                         589            278
------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                 4,283          9,354
------------------------------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                                 (113,050)       (98,415)
Repayment on contract receivables                                                            92,847         72,887
Purchase of property and equipment                                                           (1,094)          (934)
Increase in restricted cash                                                                 (19,846)            --
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                    (41,143)       (26,462)
-------------------------------------------------------------------------------------------------------------------

Financing activities
Net (repayments) borrowings on revolving lines of credit                                    (21,612)        17,915
Net borrowings on other debt, net of transaction costs                                        3,902           (136)
Borrowings on automobile receivables-backed notes, net of transaction costs                  79,664             --
Payments on automobile receivables-backed notes                                             (26,184)            --
Proceeds from stock options exercised                                                            16             24
------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                 35,786         17,803
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                             (1,074)           695
Cash and cash equivalents at beginning of period                                              2,290          1,868
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $    1,216     $    2,563
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                  Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises, Inc. ("TFCE") is a holding company that operates four primary wholly-owned subsidiaries, The Finance Company ("TFC"), First Community Finance, Inc. ("FCF"), Recoveries, Inc. ("RI") and PC Acceptance.com, Inc. ("PCAC"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point-of-sale" purchase) and on a bulk basis ("bulk" purchase). Based in Norfolk, Virginia, TFC also has eleven contract production offices throughout the United States. FCF is involved in the direct origination and servicing of small consumer loans. FCF operates twenty-one branches throughout Virginia and North Carolina. Recoveries Inc. is a third party debt collection agency. PCAC specializes in purchasing and servicing retail consumer installment contracts affiliated with personal computers and related equipment.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.  Restricted cash

Restricted cash includes cash reserves and cash held in trust pending distribution on designated distribution dates related to certain asset backed financing transactions. Following is a summary of restricted cash at September 30, 2000 and December 31, 1999:

                                               September 30,          Dec. 31,
     (in thousands)                                     2000              1999
------------------------------------------------------------------------------
Cash reserves                                        $ 7,257           $3,257
Amount held pending distribution                       6,944            6,305
Amount held at closing pending distribution           15,208               --
------------------------------------------------------------------------------
Restricted cash                                      $29,409           $9,562
==============================================================================

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)


3.  Contract receivables

The following is a summary of contract receivables at September 30, 2000, and December 31, 1999:

                                                                                   September 30,      Dec. 31,
(in thousands)                                                                          2000             1999
----------------------------------------------------------------------------------------------------------------
Contract receivables:
  Auto finance                                                                        $ 247,006        $ 236,305
  Consumer finance                                                                       27,236           21,086
----------------------------------------------------------------------------------------------------------------
    Gross contract receivables                                                          274,242          257,391
Less:
  Unearned interest revenue                                                              40,760           40,491
  Unearned discount                                                                       3,933            4,613
  Unearned commissions                                                                      421              441
  Unearned service fees                                                                   1,062            1,074
  Payments in process                                                                     5,024            4,707
  Escrow for pending acquisitions                                                           273              530
  Allowance for credit losses                                                               863              817
  Nonrefundable reserve                                                                  20,238           22,679
----------------------------------------------------------------------------------------------------------------
   Net contract receivables                                                           $ 201,668        $ 182,039
----------------------------------------------------------------------------------------------------------------

Changes in the allowance for credit losses and nonrefundable reserve for the three months and nine months ended September 30, 2000 and 1999 were as follows:

                                                    Three months ended                  Nine months ended
                                                       September 30,                      September 30,
---------------------------------------------------------------------------------------------------------------
(in thousands)                                      2000             1999              2000             1999
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period                   $   21,307       $   23,801        $   23,496       $   22,195
  Provision for credit losses                           126              110               477              317
  Allocation for credit losses                        8,844            6,995            23,071           21,738
  Charge-offs                                       (10,688)          (8,446)          (30,501)         (24,749)
  Recoveries                                          1,512            1,516             4,558            4,475
---------------------------------------------------------------------------------------------------------------
 Balance at end of period                        $   21,101       $   23,976        $   21,101       $   23,976
===============================================================================================================

     In September 2000, $1.8 million that was reclassified from unearned discount to non- refundable reserve is included in the allocation for credit losses.

4.  Computation of primary and fully diluted earnings per share


Basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                   Three months ended                 Three months ended
                                                     September 30,                      September 30,
----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)               2000           1999                2000           1999
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                       $ 1,066          $ 1,806           $ 3,225          $ 4,958
----------------------------------------------------------------------------------------------------------------
Denominator:

Denominator for basic earnings per
share-weighted-average shares                        11,436           11,408            11,434           11,406
                                           ---------------------------------------------------------------------
      Effect of dilutive securities:

      Employee stock options                            110              258               188              193

      Warrants                                          518              722               659              657
                                           ---------------------------------------------------------------------
      Dilutive potential
       common shares                                    628              980               847              850
                                           ---------------------------------------------------------------------
Denominator for diluted earnings
  per share-adjusted weighted-
  average shares and assumed
  conversions                                        12,064           12,388            12,281           12,256
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                            $  0.09          $  0.16           $  0.28          $  0.43

Diluted earnings per share                          $  0.09          $  0.15            $ 0.26          $  0.40

5.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts are acquired through the purchase of dealer portfolios. Through FCF, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. PC Acceptance.com, Inc., specializes in purchasing and servicing retail installment contracts affiliated with personal computers and related equipment. FCF and PCA comprise the consumer finance segment. The other column consists of RI and corporate support

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

5.  Segments (continued)

functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

The accounting policies are the same as those described in the summary of significant accounting policies.

-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                         Consumer
                                                Auto Finance           Finance                 Other             Total
-------------------------------------------------------------------------------------------------------------------------
   Three months ended
   September 2000
   Interest revenues                               $ 11,171             $ 1,475               $  --             $ 12,646

                                         --------------------------------------------------------------------------------

   Interest expense                                $  4,060             $   470               $  --             $  4,530
                                         --------------------------------------------------------------------------------

   Income (loss) before taxes:                     $  2,520             $  (170)              $(148)            $  2,202

     Unallocated amounts:
     Intangible amortization                                                                                        (278)
     Corporate expenses                                                                                              (71)
                                                                                                      -------------------
     Consolidated income
       before taxes                                                                                             $  1,853
                                         --------------------------------------------------------------------------------

   Net contract receivables                        $176,992             $24,520               $ 156             $201,668
   Other assets                                                                                                   46,993
                                                                                                      -------------------
        Total assets                                                                                            $248,661
                                         --------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                       Consumer
                                                 Auto Finance          Finance           Other                   Total
-------------------------------------------------------------------------------------------------------------------------
   Three months ended
   September 1999
   Interest revenues                               $ 11,437             $ 1,092            $  --                $ 12,529
                                         --------------------------------------------------------------------------------

   Interest expense                                $  3,036             $   362            $  --                $  3,398
                                         --------------------------------------------------------------------------------

   Income (loss) before taxes:                     $  3,587             $   102            $ (56)               $  3,633

     Unallocated amounts:
     Intangible amortization                                                                                        (273)
     Corporate expenses                                                                                             (200)
                                                                                                      -------------------
     Consolidated income
     before taxes                                                                                               $  3,160
                                         --------------------------------------------------------------------------------

   Net contract receivables                        $163,244             $17,605            $ 257                $181,106
   Other assets                                                                                                   16,662
                                                                                                      -------------------
        Total assets                                                                                            $197,768
                                         --------------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)


5.  Segments (continued)

   --------------------------------------------------------------------------------------------------------------------------
   (in thousands)                                                     Consumer
                                               Auto Finance           Finance           Other               Total
   --------------------------------------------------------------------------------------------------------------------------
   Nine months ended September  2000
   Interest revenues                               $ 33,943              $ 3,937          $  --                 $ 37,880
                                         ------------------------------------------------------------------------------------

   Interest expense                                $ 11,355              $ 1,224          $  --                 $ 12,579
                                         ------------------------------------------------------------------------------------

   Income (loss) before taxes:                     $  7,414              $  (226)         $(440)                $  6,748

     Unallocated amounts:
     Intangible amortization                                                                                        (825)
     Corporate expenses                                                                                             (315)
                                                                                                      -------------------
     Consolidated income
      before taxes                                                                                              $  5,608
                                         ------------------------------------------------------------------------------------

   Contract receivables                            $176,992             $ 24,520          $ 156                 $201,668
   Other assets                                                                                                   46,993
                                                                                                      -------------------
        Total assets                                                                                            $248,661
                                         ------------------------------------------------------------------------------------

   --------------------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------------------

                                                                   Consumer
                                            Auto Finance           Finance              Other               Total
   ----------------------------------------------------------------------------------------------------------------------
   Nine months ended September 1999
   Interest revenues                               $ 32,427             $ 3,128                $ --            $ 35,555
                                         --------------------------------------------------------------------------------

   Interest expense                                $  8,605             $   970                $ --            $  9,575
                                         --------------------------------------------------------------------------------

   Income (loss) before taxes:                     $  9,848             $   280                $(90)           $ 10,038

     Unallocated amounts:
     Intangible amortization                                                                                       (819)
     Corporate expenses                                                                                            (535)
                                                                                                      -------------------
     Consolidated income
     before taxes                                                                                              $  8,684
                                         --------------------------------------------------------------------------------

   Net contract receivables                        $163,244             $17,605                $257            $181,106
   Other assets                                                                                                  16,662
                                                                                                      -------------------
        Total assets                                                                                           $197,768
                                         --------------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

6.  Automobile receivables-backed notes

At September 30, 2000 and December 31, 1999, automobile receivables-backed notes totaled $107.1 million and $52.3 million, respectively. In September 2000, $81.0 million of notes were issued at an interest rate of 7.36%. Repayment of these notes is based on the liquidation of the contract receivables that collateralize the notes.

TFC utilizes wholly-owned special purposes subsidiaries to facilitate certain asset-backed financing transactions. At September 30, 2000, these subsidiaries had total assets of $134.4 million, of which $102.4 million represented net contract receivables, $29.4 million represented restricted cash and $2.6 million represented other assets, primarily deferred charges. The special purpose subsidiary existing at December 31, 1999 had total assets of $67.2 million, of which $56.7 million represented net contract receivables, $9.6 million represented restricted cash and $0.9 million represented other assets, primarily deferred charges. These assets have been pledged as collateral on the automobile receivables-backed notes and are not available to pay other creditors of the Company or its affiliates.

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

Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the third quarter of 2000 was $1.1 million, or $0.09 per basic common share, compared to net income of $1.8 million, or $0.16 per basic common share, in the third quarter of 1999. Net income for the first nine months of 2000 was $3.2 million, or $0.28 per basic common share, compared to net income of $5.0 million, or $0.43 per basic common share, for the first nine months of 1999. The decrease in net income for the three and nine month period is primarily attributable to a decrease in the yield on interest earning assets of 197 and 117 basis point, respectively, coupled with an increased cost of funding of 108 and 99 basis points respectively (see discussion under the caption "Net Interest Revenue").

Volume

Gross contracts purchased or originated totaled $59.1 million in the third quarter of 2000, compared to $54.0 million purchased in the third quarter of 1999. For the first nine months of 2000, gross contracts purchased or originated totaled $184.9 million compared to the $172.5 million purchased during the first nine months of 1999.

                             TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three and nine months ended September 30, 2000 and 1999:

                                                              Three months ended             Nine months ended
                                                                September 30,                  September 30,
----------------------------------------------------------------------------------------------------------------------
(in thousands)                                              2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                            $ 36,458        $ 27,716        $107,117        $103,462
    Bulk                                                       12,163          20,164          51,626          51,565
  Consumer finance                                             10,513           6,131          26,151          17,437
----------------------------------------------------------------------------------------------------------------------
    Total                                                    $ 59,134        $ 54,011        $184,894        $172,464
======================================================================================================================

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                               2,645           2,244           7,946           8,337
    Bulk                                                        2,096           3,065           9,038           9,333
 Consumer finance                                               4,220           3,298          12,067           9,070
----------------------------------------------------------------------------------------------------------------------
    Total                                                       8,961           8,607          29,051          26,740
======================================================================================================================

Net interest revenue

Net interest revenue for the third quarter of 2000 totaled $8.1 million, a decrease of 11%, from $9.1 million for the third quarter of 1999. For the first nine months of 2000, net interest revenue was $25.3 million, a decrease of 2% from $26.0 million in the first nine months of 1999. The decreases were attributable to a lower yield on average interest-earning assets and an increase in cost of funds.

The yield on interest-earning assets was 21.96% in the third quarter of 2000, compared to 23.93% in the third quarter of 1999. For the first nine months of 2000, the yield on interest-earning assets was 22.46% compared to 23.63% for the first nine months of 1999. The decrease in yield reflects a more competitive program for our dealers.

The cost of interest-bearing liabilities increased to 10.22% for the third quarter of 2000 from 9.14% for the third quarter of 1999 and increased to 9.96% for the first nine months of 2000, compared with 8.97% for the first nine months of 1999. The increase was primarily attributable to general interest rate increases on the Company's variable rate lines of credit. Additionally, the Company has reduced its exposure to variable interest rates through the issuance of two series of asset backed notes with fixed interest rates. The Company continues to explore ways to reduce its interest-rate risk and the overall cost of interest bearing liabilities.

                             TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three and nine months ended September 30, 2000 and 1999:

                                                            Three months ended               Nine months ended
                                                               September 30,                  September 30,
---------------------------------------------------------------------------------------------------------------------
 (in thousands)                                               2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------------------
 Average interest earning assets (a)                       $ 230,369        $ 209,446       $ 224,884       $200,624
 Average interest bearing liabilities                        177,246          166,849         142,356
 ---------------------------------------------------------------------------------------------------------------------
 Net interest earning assets                               $  53,123        $  60,706       $  58,035       $ 58,268
 =====================================================================================================================

 Interest and other finance revenue                        $  12,646        $  12,529       $  37,880       $ 35,555
 Interest expense                                              4,530            3,398          12,579          9,575
 ---------------------------------------------------------------------------------------------------------------------
 Net interest revenue                                      $   8,116        $   9,131       $  25,301       $ 25,980
 =====================================================================================================================

 Yield on interest-earning assets                              21.96%           23.93%          22.46%         23.63%
 Cost of interest-bearing liabilities                          10.22             9.14            9.96           8.97
 ---------------------------------------------------------------------------------------------------------------------
 Net interest spread                                           11.74%           14.79%          12.50%         14.66%
 =====================================================================================================================

 Net interest margin (b)                                       14.09%           17.44%          15.00%         17.27%
 =====================================================================================================================

(a) Gross contract receivables net of unearned interest revenue. Net interest margin is annualized net interest revenue divided by average interest-earning assets.
(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 11.54% for the third quarter of 2000 from 11.82% for the third quarter of 1999 and increased to 12.18% for the first nine months of 2000 from 11.95% for the first nine months of 1999. The decrease in the ratio for the three month period over the comparable prior period is primarily attributable to economies of scale realized through the relocation of the Company's Jacksonville, Florida servicing facilities to Norfolk, Virginia during the first quarter of 2000. The increase in the ratio for the nine month period over the comparable period in the prior year is attributable to one time costs incurred to effect this relocation of the servicing facilities.

Provision for income taxes

The effective tax rate for the third quarter and first nine months of 2000 and 1999 of approximately 43% for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                             TFC ENTERPRISES, INC.

                              Financial Condition
                              -------------------

Assets

Total assets increased by $40.2 million, or 19.3%, to $248.7 million at September 30, 2000, from $208.5 million at December 31, 1999. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at September 30, 2000 and December 31, 1999:

                                                                          Sept. 30,           Dec. 31,
 (in thousands)                                                             2000                1999
 -------------------------------------------------------------------------------------------------------
 Auto finance:
   Point-of-sale                                                           $ 129,147          $ 116,849
   Bulk                                                                       48,001             45,672
 Consumer finance                                                             24,520             19,518
 -------------------------------------------------------------------------------------------------------
     Total                                                                 $ 201,668          $ 182,039
 =======================================================================================================

Liabilities

Total liabilities were $203.6 million at September 30, 2000,an increase of $36.9 million, or 22.1%, from $166.7 million at December 31, 1999. The increase in liabilities was primarily attributable to increased borrowings under the Company's credit facilities resulting from the increase in net contract receivables.

                          Credit Quality and Reserves
                          ---------------------------

Charge off and reserves

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $9.0 million in the third quarter of 2000, representing an annualized rate of 17.6% of average contract receivables net of unearned interest revenue. This compares to $6.8 million, or 14.2%, in the third quarter of 1999. For the first nine months of 2000, net charge-offs were $25.5 million, or 16.8%, of average contract receivables net of unearned interest revenue. This compares to $19.9 million, or 14.5%, of average contract receivables net of unearned interest revenue in the first nine months of 1999. The increase in net charge-offs in the third quarter of 2000 and first nine months of 2000, relative to the comparable periods of 1999, was due primarily to previously reported servicing problems in the Jacksonville Service Center and the anticipated impact of the transition of servicing upon the relocation of the Jacksonville Service Center.

Auto finance contract receivables- Provision for credit losses

TFC's primary business involves purchasing installment sales contracts at a discount to the remaining principal balance on both a bulk and point-of-sale basis. A portion of the discount represents anticipated credit loss and, based upon projected loss experience, is held in a nonrefundable dealer reserve against which credit losses will first be applied. The remaining portion, if any, of the discount is recorded as unearned discount and accreted to income using the interest method over the contractual life of the related

                             TFC ENTERPRISES, INC.

receivables. Additional provision for credit losses, if necessary, are charged to income in amounts sufficient to maintain the combined allowance for credit losses and reserves at an amount considered by management to be adequate to absorb estimated future credit losses.

A provision for credit losses, if any, is dependent on a number of factors, including, but not limited to, the level and trend of delinquencies and net charge-offs, the amount of reserves and the overall economic conditions in the markets in which TFC operates. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

Auto finance contract receivables- Reserves

The static pool reserve methodology is used to analyze and reserve for TFC's credit losses. This methodology allows TFC to stratify its portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the gross estimated loss for each pool year. The combined expected losses are reduced by estimated future recoveries that are based on historical recovery performance to establish the estimated required reserve for credit losses. If necessary, any assumptions used will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed. In September 2000, $1.8 million was reclassified from unearned discount to non-refundable reserves to address the increased charge-off. This reclassification reduces the amount of unearned discount to be accreted to income over the contractual life of the related receivables, which impacts future interest revenue.

At September 30, 2000, the combination of TFC's allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $23.7 million, or 11.4%, of contract receivables net of unearned interest revenue. This compares to $27.3 million, or 13.0%, at December 31, 1999. The decrease in reserves and in the percentage of reserves to contract receivables is primarily due to increased charge-off. Based on the static pool reserve methodology described above, management believes reserves are adequate to cover the estimated future losses net of estimated future recoveries.

TFC's refundable dealer reserve, is also available to absorb losses relating to contracts purchased from certain dealers. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets. Refundable dealer reserves totaled $2.1 million at September 30, 2000 and $1.5 million at December 31, 1999.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at September 30, 2000, of 11.4% are less than net charge-offs as a percentage of average net contract receivables for the nine months ended September 30, 2000, of 16.8% on an annualized basis. This difference exists because the reserves include an estimate of future recoveries on prior year charge-offs and future recoveries on current year charge-offs that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly.

                             TFC ENTERPRISES, INC.

Consumer finance charge-offs, provision for credit losses and reserves

Net charge-offs to the allowance for credit losses were $0.2 million in the third quarter of 2000 and $0.1 million for the third quarter 1999, representing an annualized rate of 2.6% and 3.0% of average gross contract receivables net of unearned interest revenue, respectively. For the first nine months of 2000 and 1999, net charge-offs to the allowance for credit losses were $0.5 million and $0.4 million, representing an annualized rate of 2.9%. The provision for credit losses was $0.1 for the third quarter of 2000 and 1999 and the allowance for credit losses was $1.1 million or 5.1% and $0.8 million or 3.8% of outstanding gross contract receivables at September 30, 2000 and December 31, 1999, respectively. Management has established the level of allowance that it considers to be adequate based on the consumer finance segment's experience through September 30, 2000.

Charge-offs net of recoveries, by line of business, for the three and nine months ended September 30, 2000 and 1999, were as follows:



                         Three months ended               Nine months ended
                           September 30,                    September 30,
------------------------------------------------------------------------------
  (in thousands)         2000           1999          2000           1999
------------------------------------------------------------------------------
  Auto finance:
    Point-of-sale         $ 5,433        $ 4,628        $14,591        $11,789
    Bulk                    3,587          2,163         10,879          8,107
  Consumer finance            156            139            473            378
------------------------------------------------------------------------------
      Total                $9,176        $ 6,930       $ 25,943       $ 20,274
==============================================================================

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $14.7 million, or 5.95% of gross auto finance contract receivables at September 30, 2000, compared to $14.9 million, or 6.32%, at December 31, 1999. Gross auto finance contract receivables that were 30 days or more past due totaled $22.0 million, or 8.92% of gross auto finance contract receivables at September 30, 2000, compared to $22.6 million, or 9.57%, at December 31, 1999.

Gross consumer finance receivables that were 60 days or more past due totaled $0.7 million, or 2.70% of gross receivables at September 30, 2000, compared to $0.6 million, or 2.79% at December 31, 1999. Gross consumer finance receivables that were 30 days or more past due totaled $1.2 million, or 4.52% of gross receivables at September 30, 2000, compared to $0.9 million, or 4.36% at December 31, 1999.

Delinquency at September 30, 2000 and December 31, 1999 was as follows:

                                                           Sept. 30,    Dec. 31,
(in thousands)                                               2000         1999
--------------------------------------------------------------------------------
Gross contract receivables                                  274,242     257,391
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                 $ 15,443    $ 15,528
     Percent of total gross contract receivables               5.63%       6.03%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                 $ 23,256    $ 23,525
     Percent of total gross contract receivables               8.48%       9.14%

                             TFC ENTERPRISES, INC.

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity management

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $1.1 million in the first nine months of 2000, to $1.2 million at September 30, 2000. The decrease reflected $35.8 million of net cash provided by financing activities and $4.3 million of net cash provided by operating activities, offset by $41.1 million of net cash used in investing activities. Net cash provided by financing activities reflected a net decrease in borrowings on the revolving lines of credit, because the net proceeds from the issuance of $5.0 million of subordinated notes in August 2000 and the issuance of $81.0 million of assets backed notes in September 2000, were used to pay down the lines of credit. For the first nine months of 1999, net cash reflected $17.8 million of cash provided by financing activities and $9.4 million of net cash provided by operating activities, offset by $26.5 million of net cash used in financing. Cash provided by financing activities primarily reflected $17.8 million of net borrowings on the Company's revolving lines of credit to fund the increase in net contracts receivable.

TFC Receivables Corporation III (TRCIII), a wholly-owned special purpose subsidiary of TFC, was formed in September 2000 to facilitate an asset-backed financing transaction. In this transaction, TRCIII issued $81.0 million of 7.36% Automobile Receivables-Backed Notes, Series 2000-1. Proceeds from the issuance were used to purchase certain assets from TFC which collateralize the notes. At September 30, 2000, TRCIII had total assets of $93.7 million, of which $70.1 million represented net contract receivables, $22.0 million represented restricted cash and $1.6 million represented other assets which primarily included deferred charges. Restricted cash includes $15.2 million held in trust for payment on October 15, 2000, the first distribution date. This amount represents the cash collections from the June 30, 2000 cut-off date through the closing date of September 30, 2000 on accounts included in the transaction. All of the assets of TRCIII have been pledged as collateral on the 7.36% Automobile Receivables-backed Notes. None of the assets of TRCIII is available to pay other creditors of the Company or its affiliates. This transaction was treated as a financing for financial reporting purposes in the Company's consolidated financial statements.

In both the first nine months of 2000 and 1999, the combination of cash on hand and net cash provided by financing activities was sufficient to fund the growth in business volume. The Company believes cash flows provided by operating activities and current availability under its credit facilities will be adequate to meet the Company's liquidity requirements for fiscal 2000. Management is currently exploring additional sources of liquidity.

                          PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports of Form 8-K
     (a) Exhibits
     10.1 Purchase Agreement between The Finance Company and TFC Receivables Corporation III dated September 26, 2000.
     10.2 Sale and Servicing Agreement among The Finance Company, TFC Automobile Receivables Trust 2000-1, TFC Receivables Corporation III, Wells Fargo Bank Minnesota, National Association and Wells Fargo Financial America, Inc. dated September 26, 2000.
     10.3 Indenture between Wells Fargo Norwest Bank Minnesota, National Association and TFC Automobile Receivables Trust 2000-1 dated September 26, 2000.
     10.4 Insurance and Indemnity Agreement among The Finance Company, Financial Security Assurance Inc., TFC Automobile Receivables Trust 2000-1, TFC Receivables Corporation III, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated September 26, 2000.
     10.5 Note purchase agreement between The Finance Company and N M Rothschild & Sons Limited dated August 24, 2000.
     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.
     (b)  Reports on Form 8-K

             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TFC ENTERPRISES, INC.
                                           (Registrant)

Date: November 14, 2000             By: /s/ Robert S. Raley Jr.
                                        ------------------------
                                        Robert S. Raley, Jr.
                                        Chairman, President,
                                        Chief Executive Officer and
                                        Director

Date: November 14, 2000                 By: /s/ Craig D. Poppen
                                            --------------------
                                            Craig D. Poppen
                                            Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer
                                            of the registrant)

                               Index to Exhibits

Exhibit No.                             Description

     10.1 Purchase Agreement between The Finance Company and TFC Receivables Corporation III dated September 26, 2000.
     10.2 Sale and Servicing Agreement among The Finance Company, TFC Automobile Receivables Trust 2000-1, TFC Receivables Corporation III, Wells Fargo Bank Minnesota, National Association and Wells Fargo Financial America, Inc. dated September 26, 2000.
     10.3 Indenture between Wells Fargo Norwest Bank Minnesota, National Association and TFC Automobile Receivables Trust 2000-1 dated September 26, 2000.
     10.4 Insurance and Indemnity Agreement among The Finance Company, Financial Security Assurance Inc., TFC Automobile Receivables Trust 2000-1, TFC Receivables Corporation III, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated September 26, 2000.
     10.5 Note purchase agreement between The Finance Company and N M Rothschild & Sons Limited dated August 24, 2000.
     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.