Form 10-K405
period 2000-12-31
TFC ENTERPRISES INC
filed 2001-04-02
CIK 913958

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          Registrant's telephone number, including area code: (757) 858-1400

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
Yes   X           No
    -----            ------

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $11,801,254 based on the average of the high and low prices of the registrants Common Stock on the NASDAQ Stock Market on such date.

         The number of shares outstanding of the registrant's Common Stock as of March 16, 2001 was 11,449,559.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


===============================================================================

                              TFC ENTERPRISES, INC.
                                 2000 FORM 10-K
                                TABLE OF CONTENTS

PART I..............................................................................................................

   Item 1.      Business............................................................................................
   Item 2.      Properties..........................................................................................
   Item 3.      Legal Proceedings...................................................................................
   Item 4.      Submission of Matters to a Vote of Security Holders.................................................

PART II

   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...............................
   Item 6.      Selected Financial Data.............................................................................
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations..........................................................................................
   Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..........................................
   Item 8.      Financial Statements and Supplementary Data.........................................................
   Item 9.      Changes in and Disagreements with Accountants.......................................................

PART III............................................................................................................

   Item 10.     Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting
                Compliance..........................................................................................
   Item 11.     Executive Compensation..............................................................................
   Item 12.     Security Ownership of Certain Beneficial Owners and Management......................................
   Item 13.     Certain Relationship and Related Transactions.......................................................

PART IV.............................................................................................................

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................

                                     PART I

     This report contains "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such acts. Any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. The important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Market Risk Disclosure and Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in Item 7.

ITEM 1.   BUSINESS

The Company

We began operations in 1977 in Alexandria, Virginia, with the founding of The Finance Company by Robert S. Raley, Jr., our current Chairman of the Board, President and Chief Executive Officer. Mr. Raley has spent his entire 40-year career exclusively within the consumer finance industry. We now conduct consumer finance operations primarily through two wholly owned subsidiaries, The Finance Company and First Community Finance, Inc.

Through The Finance Company, we purchase and service retail installment sales contracts originated by automobile and motorcycle dealers in the sale of vehicles, consisting of used automobiles, vans, light trucks, and new and used motorcycles, both on an individual basis and on a bulk basis. Retail installment sales contracts are acquired on either an individual basis after we have reviewed and approved the vehicle purchaser's credit application in a point-of-sale purchase, or on a group basis through the bulk purchase of a dealer's portfolio of existing retail installment sales contracts. The primary focus of our point-of-sale business is retail installment sales contracts originated by dealers with consumers who are United States enlisted military personnel, in the E-1 through E-4 pay grades and consumers who do not have access to traditional sources of credit. We have historically made bulk purchases primarily from dealers who finance their own contracts from customers and sell them after origination in bulk. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied. We are based in Norfolk, Virginia, with ten Contract Production Offices and two full service branches throughout the United States.

Our point-of-sale purchases provide us with the ability to direct the credit underwriting process at the initiation of the retail installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain. This financing allows a dealer to increase the number of vehicles sold and improves dealer profitability. Consumers also benefit because the financing we provide enables them to purchase a vehicle they otherwise might not be able to buy. We utilize a network of nine strategically located contract production offices and two full service branches to underwrite and purchase contracts from participating dealers. As of December 31, 2000, $201.6 million, or

68%, of our gross contract receivables represented point-of-sale purchases, compared to $175.6 million, or 68%, at December 31, 1999 and $159.8 million, or 71%, at December 31, 1998.

     In our bulk purchase business, we emphasize acquisitions of portfolios of seasoned retail installment sales contracts. These contracts normally have a payment history of at least three months. While the typical bulk purchase is approximately $250,000, we have, at times, purchased portfolios totaling more than $12 million.

     Bulk purchases provide a payment history on which to evaluate and price the credit risk of the contracts and a relatively efficient mechanism for establishing dealer relationships in new areas. Bulk purchases benefit dealers by providing an immediate source of liquidity which in turn benefits the consumers who want to purchase vehicles from these dealers. We purchase contracts through our National Office in Norfolk, Virginia. As of December 31, 2000, $64.5 million, or 22% of our gross contract receivables was attributable to bulk purchases, compared to $60.9 million, or 24%, at December 31, 1999, and $49.5 million, or 22% at December 31, 1998.

     Although we underwrite and purchase contracts through the various contract production offices, the responsibility for servicing the accounts is centralized at our service center located in Norfolk, Virginia. Servicing of accounts purchased by the full service branches is performed by each branch. Prior to March 2000, the Norfolk, Virginia service center was responsible for servicing the point of sale accounts and the Jacksonville, Florida service center was responsible for servicing the bulk accounts. In March 2000, we closed the Jacksonville service center and moved the responsibility for servicing these accounts to the Norfolk facility in order to reduce costs.

     Through First Community Finance, we originate and service small consumer loans and purchase and service retail installment sales contracts. First Community Finance began operations in the first quarter of 1995 with the opening of two branches in Richmond, Virginia. As of December 31, 2000, it had twenty-one branches in Virginia and North Carolina. We are evaluating additional branch openings in 2001. As of December 31, 2000, $26.9 million, or 9%, of the Company's gross contract receivables was attributable to First Community Finance, compared to $20.9 million, or 8%, at December 31, 1999 and $16.5 million, or 7% at December 31, 1998.

     To maximize our results in 2001, we will focus our efforts on our core businesses, Point of Sale Automobile at The Finance Company and Direct Consumer Loans at First Community Finance. In order to maintain this focus and maximize our strongest business lines, we will phase out other business lines such as Bulk Acquisitions from "Buy Here Pay Here" automobile dealers, third-party collections and sub prime personal computer financing.

     TFC Enterprises, Inc. was incorporated under the laws of Delaware. Our principal executive and administrative offices are located at 5425 Robin Hood Road, Suite 101B, Norfolk, Virginia 23513, and our telephone number is (757) 858-1400. In this report, when we refer to "TFC Enterprises," "we" or "us" or make similar references, we mean TFC Enterprises, Inc. and its wholly owned subsidiaries.

Industry Overview

     Commercial banks and captive finance companies of major automobile manufacturers tend to dominate most segments of the automotive finance industry. Although consumer credit risk classifications are not standardized, institutions generally concentrate on consumers that could be characterized as being "low-risk" or "medium-risk" from a credit perspective. Our target market involves consumers that are characterized as being "high-risk" from a credit perspective.

     The direct consumer loan industry established in the early 1900's has traditionally been serviced by major national companies, smaller regional companies and small local independent companies. Over the last 10-15 years many of the major national companies have retreated from or reduced their involvement in this market.

     In 2000 and continuing in 2001, our management has directed TFC Enterprises toward those sectors of the market in which management believes pricing more closely reflects inherent risk. Areas of focus include the point-of-sale business, bulk purchases and direct consumer loans, all of which involve consumers whom have limited access to traditional sources of credit.

AUTOMOBILE FINANCE OPERATIONS (THE FINANCE COMPANY)

Dealer Selection and Program

     Through its marketing efforts, The Finance Company has established relationships with automobile dealers that originate retail installment sales contracts which are then purchased by The Finance Company, either through individual point-of-sale purchases or as bulk purchases. We have relationships with both franchised automobile dealerships and independent used car dealers that are not affiliated with us.

     To achieve an acceptable rate of return and provide for credit risks, we purchase contracts from dealers at a discount to the remaining principal balance. In point-of-sale purchases, the discount is the difference between the purchase price we pay the dealer and the amount financed, net of the cost of ancillary products such as warranty and other loss protection products and physical damage insurance. In bulk purchases, the discount is the difference between our purchase price and the amount of the remaining principal balance on the contract. The amount of the discount at which contracts are purchased reflects, among other things, term and credit risk. We purchase contracts in accordance with applicable underwriting criteria and pursuant to a Master Dealer Agreement, in the case of point-of-sale purchases, or an Asset Purchase Agreement, in the case of bulk purchases.

     We believe that our dealer programs substantially benefit dealers. The programs provide a source of financing for a group of customers which typically finds financing difficult to obtain. Accordingly, dealers are able to sell more vehicles and improve their profitability. In addition, we provide the following services to dealers through our point-of-sale program:
(1) documentation designed to conform to applicable federal and state laws; (2) timely response to credit applications; (3) timely payment for approved installment contracts; and (4) access to a range of ancillary products.

Sales and Marketing

     We market to both franchised automobile dealerships and independent used car dealers. Prospective dealers are contacted initially by our national marketing division's telemarketing unit and by personal visits to dealer facilities by appropriate personnel. In addition, we establish relationships with dealers through referrals from existing dealers and independent marketing contractors. We also distribute marketing brochures and run advertisements in trade journals and other industry publications directed to dealers. Further, we participate at several of the automobile dealers association meetings and conventions.

Competition

     There are numerous providers of financing for the purchase of used vehicles. These financing sources include banks, savings and loan associations, consumer finance companies, credit unions and financing divisions of automobile manufacturers or automobile retailers. Many of these providers of vehicle financing have significantly greater resources than The Finance Company and have relationships with established dealer networks. We have focused on a segment of the market comprised of consumers who typically do not meet the more stringent credit requirements of the traditional sources of consumer financing. As a result, the borrowing needs of these less credit-worthy consumers have historically not been consistently addressed by traditional financing sources. If, however, the other providers of consumer financing were to assert a significantly greater effort to penetrate our targeted market segment, given their financial strength, The Finance Company could be materially and adversely affected by the increased competition.

Point-of-Sale Purchase Program

     In its point-of-sale program, The Finance Company establishes relationships with dealers who meet its financial, organizational and compliance criteria. We currently make point-of-sale purchases from dealers in approximately 30 states.

     The Finance Company purchases contracts in its point-of-sale program pursuant to a Master Dealer Agreement. Upon entering into a Master Dealer Agreement, we provide the dealer with necessary documentation for originating retail installment sales contracts and training its personnel in the use of our documentation. The Master Dealer Agreement contains representations and warranties by the dealer to The Finance Company on certain matters, including the security interest in the vehicle. It also sets forth the general terms upon which retail installment contracts will be purchased by us. The agreements are nonexclusive and do not obligate a dealer to sell, or The Finance Company to purchase, any particular contract or volume of contracts. The Master Dealer Agreement may be terminated at any time by us or by the dealer (without, however, affecting either party's obligations in respect of contracts purchased prior to termination).

     Typically, a dealer will submit a customer's credit application to more than one financing source for review. Under our program, a dealer is required to provide us with a completed credit application that lists the applicant's liabilities, income, credit and employment history, and other personal information bearing on the decision to extend credit. The information from the application is then entered into our automated application processing system and an initial screening is performed to determine whether the applicant satisfied our threshold credit criteria. If a credit investigation is warranted, the system will then automatically contact the credit bureau, include the information obtained in the applicant's electronic file and identify any characteristics of the applicant that are outside the parameters of the credit guidelines.

     The application and collected information are then analyzed by one of our credit analysts. The credit analyst's primary concern is the ability and likelihood of the applicant to make regular monthly payments. Secondarily, the analyst considers the value of the collateral securing the loan. A credit analyst evaluates the applicant's personal cash flow requirements and ability to make regular payments. The credit analyst also considers other factors, including the size of the monthly payment in relation to the applicant's monthly income and other monthly payment obligations, as well as the amount of money to be financed in relation to the purchase price and value of the vehicle. We determine collateral value based upon the NADA's Guides on Retail and Wholesale Values and the Kelley Blue Book.

     In addition to our standard underwriting investigation procedures, for a military customer we require an employment letter which is a document from the applicant's military command that details pay grade, enlistment date, time left in the service, recent advancements or demotions, and any disciplinary action. Contracts generally will not be purchased if the applicant has had a reduction in rank or has had any serious disciplinary action while in the service. The applicant's time left in service is used to determine the maximum term of the loan. The maximum loan and payment amounts are established by an applicant's pay grade. Every applicant in a particular pay grade earns the same salary. Pay grades E-3's and below are generally limited to a maximum loan amount of $8,000, while the maximum loan amount for E-4's and above is generally $12,000. A budget margin is also calculated for each applicant and the margin generally cannot exceed preset limits for specific pay grades.

     Upon completion of the credit application review, a credit analyst will decide whether to approve the financing as submitted, decline the financing or conditionally approve the financing. Applicants with characteristics outside the parameters of the credit guidelines require the approval of a manager or above. Conditional approval of the financing may involve amending the proposed terms of the contract to enable an applicant to qualify under our guidelines. Typical matters which might require amendment include requiring a co-signer, changing the length of the term of payment, requiring a greater down payment, substantiating certain additional credit information and requiring proof of resolution of certain credit deficiencies as noted on the customer's credit bureau reports. Approved, declined or conditional purchase decisions are promptly communicated to the dealer. Prior to our funding an approved purchase, another credit staff member completes a checklist which verifies that all required documentation has been obtained and is accurate.

     Typically, retail installment contracts are purchased by and assigned to The Finance Company at a price that reflects a discount from the amount financed. Most of the discount is held in a non-refundable reserve against which credit losses are first applied. Dealers are generally advanced 75 to 80% of the amount financed for their military customers with good credit. With respect to other customers, the dealers are generally advanced 100% of the amount financed less our acquisition fee. The acquisition fee ranges from $195 to $1,495, depending on the customer's credit bureau score and model year of the vehicle financed. The assigning dealer makes certain warranties as to the validity of the contract and compliance with certain laws. Also, the dealer generally agrees to indemnify us for any claim, defense or set-off against the dealer that may be asserted against us by reason of the assignment. At the time of purchase, we require either physical damage insurance or a combination of GAP protection and total loss coverage on all automobiles covered by the retail installment sales contracts that we purchase through our point-of-sale program. To the extent that material terms of a contract prove to be inaccurate, we generally have the right under the Master Dealer Agreement to require the dealer to repurchase the contract.

Bulk Purchase Program

     Many dealers finance automobile sales through the use of their own funds. The Finance Company historically made bulk purchases of portfolios of seasoned retail installment contracts from self-financing dealers in approximately 30 states. We consider only those dealers who generate sufficient business volume, employ satisfactory credit approval procedures, and adequately monitor and report loan performance data. Bulk purchases are governed by an Asset Purchase Agreement which requires the seller to make representations and warranties to us regarding each contract to be purchased and the security interests in the related vehicles. Unlike a point-of-sale purchase, in a bulk purchase we do not have the opportunity to verify the information relating to a retail installment contract before its purchase. Bulk purchases are made after the origination of the retail installment contract. Generally, if a representation or warranty is breached in a bulk purchase transaction, we can require the dealer to repurchase the applicable contract. In many cases, a special reserve or holdback is established, against which these contracts can be charged. Before entering into a bulk purchase relationship with a dealer, we obtain information to ensure the dealer's compliance with licensure, bonding and organizational requirements. We then perform extensive due diligence procedures to determine whether to conduct business with the particular dealer.

     Generally, The Finance Company purchases only the portion of a seller's portfolio that meets or exceeds its underwriting guidelines. Upon receipt of the installment sales contracts, they are immediately reviewed for thoroughness and accuracy. The residency and work history profile of the dealership's customers is also reviewed, and, prior to purchase, this information on a significant portion of accounts to be purchased is confirmed. Most bulk purchases are completed within three to five business days after The Finance Company has received the required documentation. Generally 30 days after completing a Bulk Purchase, we confirm by telephone with the purchasers of the motor vehicles the various terms of a majority of the contracts underlying each bulk purchase. To the extent that material terms of any contract prove to be inaccurate, we generally have the right under the Asset Purchase Agreement to require the dealer to repurchase the contract.

Contract Duration

     Contracts in The Finance Company's point-of-sale portfolio have an initial duration normally ranging from 18 to 60 months, with an average original maturity of approximately 42 months. Bulk purchase contracts generally have an average remaining maturity of 18 to 24 months at the time of purchase.

Contract Purchase Volume

                                            2000             1999            1998            1997             1996
                                         ---------        ---------       ---------        --------         --------
(dollars in thousands)
Gross Contracts purchased or
  originated:
Point-of-sale                             $150,895        $ 130,786       $ 142,221        $ 85,311         $ 58,623
Bulk                                        75,445           71,228          54,929          70,520           61,391
                                         ---------        ---------       ---------        --------         --------
Total                                     $226,340        $ 202,014       $ 197,150        $155,831         $120,014
                                         ---------        ---------       ---------        --------         --------

Number of contracts purchased or
originated:
Point-of-sale                               10,995           10,499          11,478           7,411            6,154
Bulk                                        10,640           12,905          11,711          14,157           11,853
                                         ---------        ---------       ---------        --------         --------

Total                                       21,635           23,404          23,189          21,568           18,007
                                         ---------        ---------       ---------        --------         --------

Average size of contract: (in
dollars):
Point-of-sale                           $   13,724        $  12,457       $  12,391        $ 11,511         $  9,526
Bulk                                    $    7,091        $   5,519       $   4,690        $  4,981         $  5,179
Weighted average                        $   10,462        $   8,632       $   8,502        $  7,228         $  6,665
                                        ==========        =========       =========        ========         ========

     The Finance Company's contract purchase volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Ancillary Products

In connection with its point-of-sale business, The Finance Company offers through its dealers in certain states, warranty and other loss protection products and physical damage insurance. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not our obligation. We offer these products to dealers so that they, in turn, may provide vehicle purchasers a more complete line of products and services. By offering these products, we are able to generate supplementary revenue without incurring significant additional expenses. During 2000, 1999 and 1998, The Finance Company generated gross revenues of approximately $0.2 million, $0.4 million, and $0.7 million, respectively, from the sale of ancillary products through its dealers.

Collections

The Finance Company receives payments on purchased contracts through a number of different means, including electronic transfer, personal check, payroll check endorsed to it, government check (such as Social Security, disability or income tax refund check that is endorsed to it), cashier's check, traveler's check, money order, Western Union Quick Collect Check, bank wire transfer and cash. We monitor payments to maintain each customer's current address and banking data. In certain instances, a customer will make a payment at one of our contract production offices or our service center.

Our underwriting guidelines dictate that United States military enlisted personnel must, prior to their origination of a contract with a dealer, execute an authorized allotment form. The form provides for the automatic electronic transfer of monthly payments to The Finance Company. The process is managed by a third-party data processor, Military Assistance Corporation. Salary allotments are effected monthly by the respective military branch's disbursement center. On the first day of each month immediately following a month in which allotments are effected, the amount of such allotment is deposited into a transaction account at Fort Knox National Bank established by Military Assistance Corporation in the name of the obligor. The salary allotment is immediately transferred by Military Assistance Corporation first, from the obligor's account to a Military Assistance Corporation custodial account at Fort Knox - National Bank, and, second, to the collection account. The allotment system enables United States military personnel to effect timely payment of their obligations without regard to reassignment or temporary relocation characteristic of United States military enlisted personnel. Although it is our policy to require United States military enlisted personnel to initially authorize the allotment of their respective monthly payments to The Finance Company, the allotments may be withdrawn. The mere withdrawal of an allotment authorization does not constitute an event of default under a contract, but it could make it more difficult to effect collections on our delinquent related receivables.

Monitoring the payment history of accounts and implementing appropriate remedial action is the responsibility of our Collections Department within the service center. At year-end 2000, a total of 132 employees, or 43% of The Finance Company's total full-time equivalent employees, worked in the Collections Department of the Norfolk service center.

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

     When calling a customer with a delinquent account, Collections Department personnel utilize The Finance Company's Collections Training Manual. Developed by us, the manual specifies the procedures to follow in different circumstances in order to maximize the effectiveness of the call. The specific action our employees take on a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases, our primary focus is resolving the problem causing the delinquency, arranging a modified payment plan, or working out a settlement agreement. Each Collections Department employee is responsible for keeping records of all collections activity carried out on each account and for following up on "callback" and "broken promise" dates as appropriate. In addition, the Collections Department is responsible for following up as necessary on bankruptcies and requesting repossession and legal action.

     When we have difficulty locating a customer, Collections Department personnel attempt to find the individual through skip tracing, which utilizes various sources of available information about a customer. Military personnel have almost no ability to become a "skip" as long as they remain in the military. In the event of transfer, they can be located through the military locator service, which provides current duty station addresses and phone numbers. All communications with and efforts to locate the customer are reflected in our data files.

     In certain situations, we will repossess a vehicle. If a deficiency exists after we repossess and sell a vehicle, we may take action to obtain a judgment and garnishee a customer's wages and assets. From an accounting perspective, repossessed assets are carried at the lower of the unpaid loan balance or anticipated liquidation proceeds.

     We generally charge off accounts at the end of the month in which they become 180 days past due based on the contract. Additionally, in the month that a repossession occurs, the carrying value of the repossessed asset is reduced through charge-off to the lower of the unpaid contract balance or anticipated liquidation proceeds. Once an account is charged off, it is transferred to the Recovery Unit, a separate group of collectors who continue collection activities. The collection activities undertaken by the Recovery Unit are similar in many respects to those of the Collections Department. Customers are called as required and attempts are made to set up repayment plans or work out settlement agreements as appropriate to a customer's circumstances. Each Recovery Unit employee is responsible for keeping records of all collections activity carried out on Recovery Unit accounts and for following up on callback and broken promise dates as appropriate. The Recovery Unit is also responsible for following up as necessary on bankruptcies and requesting repossession and legal action.

     The Finance Company's charge-off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below.

CONSUMER FINANCE OPERATIONS (First Community Finance, Inc.)

Consumer Loan Program

     In its Consumer Loan Program, First Community Finance, Inc. originates direct loans through a network of branch offices. We obtain loans through print media, customer referrals, renewals and other sources. We receive applications primarily from the consumer directly, either by telephone or in person at one of our branches.

     Once an application has been received, we perform a background investigation on the applicant, which includes such things as employment and income verification, residence verification, direct references from other creditors and review of credit bureau files. This information is reviewed by a branch manager or assistant manager to determine creditworthiness. If the applicant is approved, the applicant would visit the appropriate branch to execute necessary documents and receive funding.

Loan Origination

     Most Consumer Loan Program contracts have an initial duration of 36 months or less.

     The following table sets forth First Community Finance's loan volume, as well as the number and average size of its loans, for the periods indicated. First Community Finance commenced operations in 1995.

                                             2000           1999            1998           1997            1996
                                             ----           ----            ----           ----            ----
Loans originated (in thousands)            $ 37,359        $ 28,143       $ 21,391       $ 16,023        $ 13,174
                                           ========        ========       ========       ========        ========

Number of loans originated                   19,563          14,679         11,864          7,093           6,623
                                           ========        ========       ========       ========        ========

Average size of loan                       $  1,910        $  1,917       $  1,803       $  2,259        $  1,989
                                           ========        ========       ========       ========        ========

     First Community Finance's loan volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below.

Ancillary Products

     In connection with its consumer loan business, First Community Finance offers its customers credit life, credit accident and health insurance and property insurance. Third party vendors provide and underwrite these products. Accordingly, liabilities under the ancillary products are not our obligations. The products protect the customer and provide supplementary revenue to us. During 2000, 1999, and 1998, First Community Finance generated gross revenues of approximately $0.3 million each year from the sale of ancillary products.

Collections

     First Community Finance receives payments on consumer loans primarily through the mail or by in-person payment at the appropriate branch. Each branch monitors payments to maintain current information regarding each customer's current address and banking data. Branch personnel, at times, will make a collection through a field visit to the customer. The branch is responsible for monitoring the payment history of the accounts and implementing appropriate remedial action.

     One of the primary responsibilities of a branch is to monitor customer accounts that are delinquent in payment. Branch personnel work with customers to resolve payment problems and bring accounts to current status at the earliest possible stage of delinquency. Specific action on a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases the primary focus is resolving the problem causing the delinquency, arranging a modified payment plan or working out a settlement. At times, branch personnel meet with the customers in the field or at the branch. When First Community Finance has difficulty locating a customer, collections personnel will attempt to find the individual by utilizing various sources of information to which it has access. All communications with and efforts to locate the customer are reflected in our data files.

     Accounts are generally charged off at the end of the month in which they become 180 days contractually past due. Based on the contract, we continue collection activities even after charge off. Branch personnel call customers regularly and attempt to set up repayment plans or work out settlement agreements as appropriate to customer's circumstances.

     First Community Finance's charge off and delinquency experience is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below.

Competition

     There are numerous providers of direct loans. These financing sources include banks, savings and loan associations, consumer finance companies and credit unions. Many of these providers have significantly greater resources than First Community Finance. We have focused on a segment of the market comprised of consumers who typically do not meet the more stringent credit requirements of the traditional sources of consumer financing. As a result, the borrowing needs of the less credit-worthy consumer have historically not been consistently addressed by traditional financing sources. If, however, the other providers of consumer financing were to assert a significantly greater effort to penetrate our targeted market segment, given their financial strength, we could be materially and adversely affected by the increased competition.

INFORMATION SYSTEMS

     We process all data relating to our contract receivables and financial reporting through a distributed network of computers. Our computer systems are networked together to provide information to management for analysis as well as automatic posting to the general ledger for financial reporting purposes. The systems provide for complete contract processing from the purchase of the contract, payment to the dealer, posting of payments and all other collection activity from the inception date of the installment contract. Our systems operate on software that has been adapted to the specific manner in which we operate our business.

     We have invested in technology that enables us to electronically process credit applications. This technology reduces processing time and improves standardization of credit underwriting without significant staff increases. On systems interface with a predictive dialing system designed to enhance collection activity by increasing the number of customer contacts per collector hour. The system dials multiple telephone numbers simultaneously based on parameters defined by the Collections Department. Calls are connected automatically to a collector at the same time the customer's account is displayed on the collector's computer screen. The process permits better control of calling patterns for more effective calling and improved customer contact rates. By eliminating busy signals, no answers and answering machines, the system enables the collector to speak to more customers. The system also reports collection performance by collector for improved supervision and results.

     First Community Finance uses a computer system designed for the consumer loan industry. Each branch processes all data relating to that branch on a computer within the branch. The system provides for complete contract processing from the closing of the loan, posting of payments and all collection activity. These systems are networked together to provide consolidated management information and automatic posting to our general ledger for financial reporting.

     We believe that we have sufficient management information systems in place, or in the process of being implemented, to meet our current and near-term future requirements.

Regulation

     Our businesses are subject to regulation and licensing under various federal, state and local statutes and regulations. Certain states where we operate have adopted motor vehicle retail installment sales acts or variations, consumer finance acts and third party debt collections acts. These laws regulate, among other things, the interest rates and terms and conditions of motor vehicle retail installment sales contracts. These state laws also impose restrictions on consumer transactions, require sales contract disclosures in addition to the requirements under federal law and impose specific statutory liabilities upon creditors who fail to comply.

     Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in motor vehicle financing, (affecting The Finance Company) and direct consumer loans, (affecting First Community Finance). Some of the federal laws and regulations include the Truth-in-Lending

Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Motor Vehicle Information and Cost Savings Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z and the Soldiers' and Sailors' Civil Relief Act.

     In addition, the Federal Trade Commission has adopted the holder-in-due-course rule. This rule has the effect of subjecting persons that finance retail installment credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. A regulation which applies specifically to the sale of used automobiles is the Federal Trade Commission's rule on Sale of Used Vehicles. It requires all sellers of used vehicles to prepare, complete and display a buyer's guide which explains the warranty coverage for these vehicles. The Federal Trade Commission's Credit Practices Rules impose additional restrictions on sales contract provisions and credit practices.

     We believe that we are in compliance in all material respects with all applicable laws and regulations.

Employees

     At December 31, 2000, we had 393 full-time equivalent employees. No employees are currently covered by collective bargaining agreements. We believe that our employee relations are excellent.

Executive Officers of the Company

     The executive officers of the Company are as follows:

Name                     Age*                       Position

Robert S. Raley, Jr.      63        Chairman of the Board of Directors of TFC
                                    Enterprises, The Finance Company and First
                                    Community Finance; Chief Executive Officer of TFC Enterprises and The Finance Company;
                                    and Executive Vice President of First
                                    Community Finance

Ronald G. Tray            59        President of TFC Enterprises, and
                                    President, Chief Operating Officer and
                                    Director of The Finance Company

Delma H. Ambrose          41        Senior Vice President and Chief Servicing
                                    Officer of The Finance Company

G. Kent Brooks            64        President and Chief Executive Officer and
                                    Director of First Community Finance

Rick S. Lieberman         44        Executive Vice President and Chief Lending
                                    Officer of The Finance Company

Patricia Piccola          56        Senior Vice President, Chief Administrative
                                    Officer and Secretary of The Finance Company

Craig D. Poppen           42        Vice President, Treasurer and Chief
                                    Financial Officer of TFC Enterprises and
                                    First Community Finance; and Executive Vice
                                    President, Treasurer and Chief Financial
                                    Officer of The Finance Company

*As of December 31, 2000

Robert S. Raley, Jr. founded The Finance Company in 1977 and has served as Chairman of the Board from that time until April 1990 and again from May 1990 to the present. Additionally, he served as President and Chief Executive Officer of The Finance Company from 1977 to April 1990, from May 1990 to December 1992 and from August 1996 to the present. Mr. Raley has also served as Chairman of the Board of TFC Enterprises since its inception in 1984 until April 1990 and again from May 1990 to the present and as its President and Chief Executive Officer from 1984 until April 1990 and again from May 1990 through 1992 and from August 1996 to the present. Mr. Raley has served as Chairman of the Board and Executive Vice President of FCF since inception in 1995. Mr. Raley initially entered the consumer finance industry in 1959.

Ronald G. Tray joined The Finance Company as a Vice President and director for Management Information Systems in 1989. Mr. Tray was appointed Chief Operating Officer and Director of The Finance Company in 1996 and then appointed President in 2000. Mr. Tray was appointed Vice President of TFC Enterprises in 1996 and then appointed President in 2001. Prior to joining The Finance Company, Mr. Tray was employed by MTech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia, for approximately 20 years. He served as President of Mtech's Mid-Atlantic Division for the last 2 1/2 years.

Delma H. Ambrose joined The Finance Company in 1989 and has served in several capacities prior to becoming the General Manager of the Norfolk Service Center in 1996. Prior to joining The Finance Company, she was employed by Beneficial Finance Corporation for 11 years.

G. Kent Brooks joined First Community Finance in 1994 as President. Prior to that, he was employed by Peoples Finance Corporation, Richmond, Virgi nia, from 1956 to 1980, the last eight years of which he served as President. From 1980 to 1992, Mr. Brooks served as a Senior Vice President and Regional Manager for Provident Financial Corporation, subsequent to its acquisition of Peoples Finance Corporation. From 1992 to 1993, Mr. Brooks was employed by American General Finance, subsequent to its acquisition of Provident Financial Corporation. Mr. Brooks has been a Director of First Community Finance since 1994.

     Rick S. Lieberman joined The Finance Company in 1989 and has served in several capacities, including Vice President and General Manager of the Norfolk Regional Service Center until 1996 when he assumed his current position. Prior to joining The Finance Company, he was employed by ITT Consumer Financial Corporation for 8 years.

     Patricia Piccola joined The Finance Company in 1980 through an acquisition of another specialty finance company. During her tenure, Ms. Piccola has been involved in nearly every function of The Finance Company's corporate finance and administrative areas, most recently as Assistant to the Chief Operating Officer. She assumed her current position in 2000.

     Craig D. Poppen, CPA, joined TFC Enterprises, The Finance Company and First Community Finance in 1998. Mr. Poppen was employed from 1988 until 1995 by Ernst & Young LLP. From 1995 until 1997, Mr. Poppen was employed by KPMG Peat Marwick LLP, and from 1997 until January 1998, Mr. Poppen was employed by New Dominion Pictures, Inc., a television production company where he served as Chief Financial Officer.

Financial Information About Segments

     The business segments of TFC Enterprises, Inc. are discussed in Note 13 to the Consolidated Financial Statements of TFC Enterprises, Inc., presented in
Item 8 below.

Item 2.  Properties

     Our principal executive offices, service center, a point-of-sale contract production office, and bulk contract production office are located in Norfolk, Virginia. The combined facilities consist of approximately 36,000 square feet of space pursuant to a lease expiring in 2006.

     The Company has eight additional point-of-sale contract production offices which, on a combined basis, total approximately 16,737 square feet of space pursuant to leases expiring from March 2001 to November 2005. First Community Finance, Inc.'s 21 offices, on a combined basis, total approximately 24,241 square feet of space pursuant to leases expiring February 2001 to January 2005.

     We believe that our facilities are adequate for our current and near-term future requirements.

Item 3.  Legal Proceedings

     We are a party to several legal actions that are ordinary, routine litigation incidental to our business. We believe that none of those actions, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Since December 22, 1993, TFC Enterprises, Inc. Common Stock has traded on the Nasdaq National Market System under the symbol "TFCE." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included below.

     As of March 16, 2001, there were approximately 2715 holders of the Common Stock, including approximately 182 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. We have no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of our Board of Directors and will depend upon our profitability and financial condition, capital requirements, statutory restrictions, requirements of our lenders, future prospects and other factors deemed relevant by our Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

     We have not issued any of our authorized preferred stock.

     The following table sets forth the quarterly range of high and low sales price per share of the Company's CommonStock for 1998, 1999 and 2000 as reported by the NASDAQ Stock Market.

         1998                          High                   Low
         First Quarter                $1.81                  $1.00
         Second Quarter               $3.00                  $1.44
         Third Quarter                $3.00                  $1.19
         Fourth Quarter               $2.38                  $1.38

         1999                          High                   Low
         First Quarter                $2.75                  $1.56
         Second Quarter               $2.72                  $1.88
         Third Quarter                $3.50                  $2.25
         Fourth Quarter               $4.50                  $2.13

         2000                          High                   Low

         First Quarter                $4.12                  $2.69
         Second Quarter               $3.16                  $2.00
         Third Quarter                $2.34                  $1.25

         Fourth Quarter               $1.73                  $0.50

Item 6.  Selected Financial Data

     The following table contains certain consolidated financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The Consolidated Balance Sheet Data as of December 31, 1996, 1997, 1998, 1999 and 2000 and the Consolidated Statements of Income Data for the years then ended were derived from the Company's Consolidated Financial Statements and Notes thereto. The Operating Data has been derived from the unaudited internal records of the Company. The consolidated financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


Five-Year Summary of Selected Financial Data

                                                                         Years ended December 31
                                                                         -----------------------
(in thousands)                                           2000           1999            1998           1997           1996
                                                         ----           ----            ----           ----           ----
Statement of Operations Data:
- -----------------------------
Net interest revenue                                $  33,125       $ 34,922        $ 26,133       $ 20,298       $ 27,033
Provision for credit losses                               735            466             737            719          8,733
Net interest revenue after provision
  for credit losses                                    32,390         34,456          25,396         19,579         18,300

Other revenue                                           2,100          1,382           1,062          1,105          1,436
                                                    ---------       --------        --------       --------       --------
      Total interest and other revenue                 34,490         35,838          26,458         20,684         19,736
                                                    ---------       --------        --------       --------       --------

Operating expense:
Amortization of intangible assets                       1,103          1,091           1,092          1,091          1,091
Severance benefits                                         --             --              --             --          1,804
Restructuring charge                                       --             --              --             --            590
Securitization costs                                       --             --             448             --             --
Other                                                  26,277         23,313          20,743         18,886         23,055
                                                    ---------       --------        --------       --------       --------
Total operating expense                                27,380         24,404          22,283         19,977         26,540
                                                    ---------       --------        --------       --------       --------

Income (loss) before income taxes                       7,110         11,434           4,175            707        (6,804)
Provision for income taxes                              3,042          4,947             150             --            792

Net income (loss)                                   $   4,068       $  6,487        $  4,025       $    707       $(7,596)

Net income (loss) per common share:
     Basic                                          $    0.36       $   0.57        $   0.36       $   0.06       $ (0.67)
     Diluted                                        $    0.34       $   0.53        $   0.33       $   0.06       $ (0.67)

Balance Sheet Data:
- -------------------
Net contract receivables                            $ 218,594       $182,039        $155,895       $128,503       $126,252
Total assets                                          252,963        208,511         172,597        147,833        156,508
Total debt                                            197,342        156,683         130,917        109,786        120,378

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Financial Information

                   Forward-looking and Cautionary Statements

We caution you that this report and other written and oral information presented by our management from time to time, including but not limited to reports to shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases, discussions with analysts and investor presentations, include "forward-looking statements" within the meaning of
Section 27A of the Securities of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those acts. Among other things, these statements relate to our financial condition, results of operation and business. More specifically, these forward-looking statements address our business strategies, market potential, potential for future point-of-sale and bulk purchases, future financial performance and other matters that reflect management's expectations as of the date the statements are made. These forward-looking statements are generally identified by the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions which are intended to identify forward-looking statements. These forward-looking statements are based upon management's knowledge at the time of the statements and assumptions about future events and involve certain risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: our dependence on our line of credit; our ability to continue to obtain adequate funding, under similar terms, to purchase contracts; intense competition within our markets: the fluctuating interest rates associated with our line of credit and the impact of retail installment contract defaults. Please refer to a discussion of these and other factors in this report and our other filings with the Securities and Exchange Commission.

We caution you that the foregoing list of important factors is not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

You should review this section in conjunction with the Five-Year Summary of Selected Financial Data included in Item 6 above and the Consolidated Financial Statements of TFC Enterprises, Inc., including the notes thereto included in
Item 8 below.

                                     General

We began our operations in 1977 in Alexandria, Virginia, with the founding of The Finance Company by Robert S. Raley, Jr., our current Chairman of the Board, President and Chief Executive Officer. Mr. Raley has spent his entire 40-year career exclusively within the consumer finance industry. We now conduct consumer finance operations primarily through two wholly-owned subsidiaries, The Finance Company and First Community Finance, Inc.

Through The Finance Company, we purchase and service retail installment sales contracts originated by automobile and motorcycle dealers in the sale of vehicles, consisting of used automobiles, vans, light trucks, and new and used motorcycles. Retail installment sales contracts are acquired on either an individual basis after we have reviewed and approved the vehicle purchaser's credit application in a point-of-sale purchase, or on a group basis through the bulk purchase of a dealer's portfolio of existing retail installment sales contracts. The primary focus of our point-of-sale business is retail installment sales contracts originated by dealers with consumers who are United States enlisted military personnel in the E-1 through E-4 pay grades and consumers who do not have access to traditional sources of credit. We make bulk purchases primarily from dealers who finance their own contracts from customers and sell them after origination in bulk. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied. We are based in Norfolk, Virginia, with ten Contract Production Offices and two full service branches throughout the United States.

Our point-of-sale purchases provide us with the ability to direct the credit underwriting process at the initiation of the retail installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain. This financing allows a dealer to increase the number of vehicles sold and improves dealer profitability. Consumers also benefit because the financing we provide enables them to purchase a vehicle they otherwise would not be able to buy. We utilize a network of nine strategically located contract production offices and two full service branches to underwrite and purchase contracts from participating dealers. As of December 31, 2000, $201.6 million, or 68%, of our gross contract receivables represented point-of-sale purchases, compared to $175.6 million, or 68%, at December 31, 1999, and $159.8 million, or 71%, at December 31, 1998.

In our bulk purchase business, we emphasize acquisitions of portfolios of seasoned retail installment sales contracts. These contracts normally have a payment history of at least three months. While the typical bulk purchase is approximately $250,000, we have, at times, purchased portfolios totaling more than $12 million. Bulk purchases provide a payment history on which to evaluate and price the credit risk of the contracts and a relatively efficient mechanism for establishing dealer relationships in new areas. Bulk purchases benefit dealers by providing an immediate source of liquidity which in turn benefits the consumers who want to purchase vehicles from these dealers. We purchase contracts through our National Office in Norfolk, Virginia. As of December 31, 2000, $64.5 million, or 22%, of our gross contract receivables was attributable to bulk purchases, compared to $60.9 million, or 24%, at December 31, 1999, and $49.5 million, or 22% at December 31, 1998. As previously announced, we are phasing out of the bulk purchase line of business.

Although we underwrite and purchase contracts through the various contract production offices, the responsibility for servicing the accounts is centralized at our service center located in Norfolk, Virginia. Servicing of accounts purchased by the full service branches is performed by each branch. Prior to March 2000, the Norfolk, Virginia service center was responsible for servicing the point-of-sale accounts and the Jacksonville, Florida service center was responsible for servicing the bulk accounts. In March 2000, we closed the Jacksonville service center and moved the responsibility for servicing these accounts to the Norfolk facility in order to reduce costs.

Through First Community Finance, we originate and service small consumer loans and purchase and service retail installment sales contracts. First Community Finance began operations in the first quarter of 1995 with the opening of two branches in Richmond, Virginia. Through December 31, 2000, it had twenty-one branches in Virginia and North Carolina. We are evaluating additional branch openings in 2001. As of December 31, 2000, $26.9 million, or 9%, of our gross contract receivables was attributable to First Community Finance, compared to $20.9 million, or 8%, at December 31, 1999, and $16.5 million, or 7% at December 31, 1998.

                              Results of Operations

Results of Operations
- ---------------------

Net income and earnings per basic common share

We reported net income of $4.1 million, or $0.36 per basic common share, in 2000, compared to net income of $6.5 million, or $0.57 per basic common share in 1999 and net income of $4.0 million, or $0.36 per basic common share in 1998. The decline in net income and earnings per share in 2000 compared to 1999 was primarily due to two items; higher cost of borrowed funds and lower yields on our earning assets.


Volume

Gross contracts purchased or originated in 2000 totaled $268.7 million, compared to $230.2 million in 1999 and $218.5 million in 1998. The increase in 2000 volume compared to 1999 reflected growth in all business lines as shown in the following table. The increases are a result of the continuing acceptance of the programs we offer. The increase in 1999 volume compared to 1998 reflected growth in the bulk business line. Bulk originations increased $16.3 million over 1998 levels reflecting The Finance Company's emphasis on expanding the Bulk portion of its core business in 1999. Point-of-sale volume decreased in 1999 by $11.4 million compared to 1998 levels in 1999. This decrease was driven by the aggressive underwriting and pricing policies used by several of the Company's competitors for the military point-of-sale business.

Gross contracts purchased or originated were as follows:

                                                  2000                         1999                         1998
(dollars in thousands)                    Amount       Percent          Amount     Percent         Amount        Percent
                                          ------       -------          ------     -------         ------        -------
Contracts purchased or originated:
  Auto finance:
     Point-of-sale                       $ 150,895        56.1%         $130,786       56.9%       $142,221         65.1%
     Bulk                                   75,445        28.1            71,228       30.9          54,929         25.1
  Consumer finance                          37,359        13.9            28,143       12.2          21,391          9.8
  Other                                      5,011         1.9                --         --              --           --
                                         ---------     -------         ---------    -------       ---------      -------
       Total                             $ 268,710       100.0%         $230,157      100.0%       $218,541        100.0%
                                         =========     =======         =========    =======       =========      =======
Number of contracts purchased or
  originated:
  Auto finance:
     Point-of-sale                          10,995        25.8%           10,499       27.6%         11,478         32.7%
     Bulk                                   10,640        24.9            12,905       33.9          11,711         33.4
  Consumer finance                          19,563        45.8            14,679       38.5          11,864         33.9
  Other                                      1,495         3.5                --         --              --           --
                                         ---------     -------         ---------    -------       ---------      -------
       Total                                42,693       100.0%           38,083      100.0%         35,053        100.0%
                                         =========     =======         =========    =======       =========      =======

At year end 2000, we were purchasing point-of-sale motor vehicle finance contracts through nine Contract Production Offices ("CPO's") located in Norfolk, Virginia; Killeen, Texas; Jacksonville, Florida; San Diego, California; Tacoma, Washington; Clarksville, Tennessee; Columbus, Georgia; Wichita Falls, Texas; Honolulu, Hawaii; and two full service branches located in Denver, Colorado; and Covina, California. Bulk purchases are acquired through the bulk purchase CPO located in Norfolk, Virginia.

In 2000, First Community Finance originated $37.4 million in consumer finance contracts, compared to $28.1 million in 1999 and $21.4 million in 1998. The growth is primarily attributable to the maturing of the existing offices and their ability to capture a larger market share in the communities they serve and to the purchase of two offices from a competitor. All consumer finance contract originations are produced and serviced by 21 offices located in Virginia and North Carolina. The number of offices increased from sixteen in 1998 to seventeen in 1999 to twenty-one in 2000. First Community Finance added three offices in North Carolina and one office in Virginia during 2000.

Net interest revenue

Net interest revenue was $33.1 million in 2000 compared to $34.9 million in 1999 and $26.1 million in 1998. The decline in net interest revenue in 2000 compared to 1999 was primarily due to two items; higher cost of borrowed funds due to higher interest rates and lower yields on our earning assets resulting from the implementation of a more competitive program offered to the dealers and to a decrease in the amount of contract discount accreted to interest revenue as a yield enhancement because of increased charge-off levels in 2000. The improvement for 1999 compared to 1998 was primarily attributable to an increase in the amount of contract purchase discount accreted to interest revenue as a yield enhancement resulting from increased discounts on purchased receivables, the reduced cost of interest bearing liabilities and improved charge-off experience.

The yield on interest earning assets was 22.26% for 2000 compared to 23.60% and 23.08% for the years of 1999 and 1998. The decrease in yield in 2000 compared to 1999 reflects a more competitive program offered to the dealers and to a decrease in the amount of contract discount accreted to interest revenue as a yield enhancement because of increased charge-off levels in 2000.

The cost of interest bearing liabilities was 10.37% for 2000, compared to 9.07% and 10.58%, for 1999 and 1998. The increase in 2000 compared to 1999 reflects a higher overall one-month LIBOR rate for 2000 compared to 1999. The decrease in 1999 compared to 1998 resulted primarily from the 25 basis point decrease in the borrowing rate under our primary line of credit achieved upon renewal of the facility. Also, the overall one-month LIBOR rate for 1999 was lower compared to 1998. Finally, interest expense for 1998 included amortization of costs related to warrants and structuring fees that were fully amortized at December 31, 1998.

Net interest revenue

                                                                                Years ended December 31
                                                                               -------------------------
(dollars in thousands)                                            2000                   1999                 1998
                                                                  ----                   ----                 ----
Average interest earning assets (a)                             $230,030               $203,428             $169,340
Average interest bearing liabilities                             174,422                144,378              122,479
                                                                --------               --------             --------
Net interest earning assets                                     $ 55,608               $ 59,050             $ 46,861
                                                                ========               ========             ========

Interest and other finance revenue on contract                  $ 51,213               $ 48,010             $ 39,085
receivables
Interest expense                                                  18,088                 13,088               12,952
                                                                --------               --------             --------
Net interest revenue                                            $ 33,125               $ 34,922             $ 26,133
                                                                ========               ========             ========

Yield on interest earning assets                                   22.26%                 23.60%               23.08%
Cost of interest bearing liabilities                               10.37                   9.07                10.58
                                                                --------               --------             --------
Net interest spread                                                11.89%                 14.53%               12.50%
                                                                ========               ========             ========

Net interest margin (b)                                            14.40%                 17.17%               15.43%
                                                                ========               ========             ========

(a) Average gross contract receivables net of unearned interest revenue.
(b) Net interest margin is net interest revenue divided by average interest earning assets.

Other revenue

Other revenue was $2.1 million in 2000 compared to $1.4 million in 1999 and $1.1 million in 1998. The increase in 2000 compared to 1999 and 1998 was the result of the increase in interest revenue on the larger balance of restricted cash related to our asset securitization activity and an increase in fee income generated by Recoveries, Inc. The increase in 1999 compared to 1998 was caused by fee income generated by Recoveries, Inc., which was partially offset by a decrease in commission income on ancillary products as the result of lower sales of those programs.

Operating expense

Operating expense was $27.4 million in 2000 compared to $24.4 million in 1999 and $22.3 million in 1998. The $3.0 million increase in 2000 over 1999 reflected increased salaries and benefits relating to increased staffing needs as additional collection personnel were necessary to service the larger receivable portfolio, increased staffing in the national sales department, increased occupancy expenses related to the full year cost of the additional contract production offices opened in 1999 and additional costs associated the with the growth of two smaller subsidiaries. The increase of $2.1 million in 1999 over 1998 reflected increased salaries and benefits relating to increased staffing needs as additional collection personnel were necessary to service the larger receivable portfolio and increased staffing in the national sales department.

Operating expenses as a percent of interest earning assets decreased to 11.90% for 2000 from 12.00% and 12.89% in 1999 and 1998. The decrease in the operating expense ratio in 2000 over 1999 and the decrease in 1999 over 1998 resulted from increasing net contract receivables without a proportional increase in operating expense.

Provision for income taxes

We recorded a $3.0 million tax provision for 2000 compared to a $ 4.9 million tax provision in 1999 and a $0.2 million tax provision in 1998. The effective tax rate in 2000 of 42.8% and in 1999 of 43.3% is higher than the expected combined federal and state tax rates due primarily to goodwill amortization that is not deductible for tax purposes. The small provision in 1998 relative to income was due to the reversal of a portion of a deferred tax valuation allowance recorded at year-end 1996.

In 1993, contingent interest on our convertible notes was considered deductible for Federal income tax purposes but was treated as non-deductible for income tax expense in the Company's financial statements. We are continuing to challenge the IRS regarding the deductibility of the contingent interest. To the extent that the contingent interest on convertible notes is ultimately determined to be deductible for Federal income tax purposes, the benefit, which totals approximately $1.7 million, will be recognized in the period that the determination is made.

                              Financial Condition
                              -------------------

Assets

Total assets increased by $44.5 million, or 21%, to $253.0 million at December 31, 2000, from $208.5 million at December 31, 1999. The increase was primarily attributable to an increase in net contract receivables and an increase in restricted cash related to our asset securitization activity.

Net contract receivables

Net contract receivables were $218.6 million, or 86% of total assets at December 31, 2000, compared to $182.0 million, or 87% of total assets at December 31, 1999.

       Net contract receivables

                                                  December 31,
                                                  ------------
       (dollars in thousands)                   2000        1999
                                                ----        ----
         Auto finance:
            Point-of-sale                     $136,967    $116,849
            Bulk                                53,619      45,672
         Consumer finance                       28,008      19,518
                                              --------    --------
              Total                           $218,594    $182,039
                                              ========    ========
Liabilities

Total liabilities were $207.0 million at December 31, 2000, an increase of $40.3 million, or 24%, from $166.7 million at December 31, 1999. The increase in liabilities in 2000 reflected increased borrowings as the result of the increase in net contract receivables. Liabilities represented 82% of total liabilities and equity at December 31, 2000 compared to 80% at December 31, 1999.

                           Credit Quality and Reserves
                           ---------------------------

Net charge-off of auto finance contract receivables

Net charge-off (net of recoveries) to the allowance for credit losses and nonrefundable reserve were $33.9 million in 2000, or 16.5% of average net contract receivables, compared to $27.0 million, or 14.6%, in 1999, and $27.9 million, or 17.7% in 1998. The increase in net charge-off in 2000 compared to 1999 was due primarily to previously reported servicing problems in the Jacksonville Service Center and the anticipated impact of the transition of servicing upon the relocation of the Jacksonville Service Center.

Provision for credit losses on auto finance contract receivables

Our primary business involves purchasing installment sales contracts at a discount from the remaining principal balance on both a bulk and point-of-sale basis. A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied. The remaining portion of the discount, if any, is recorded as unearned discount and accreted to income using the interest method over the contractual life of the related receivables. Additional amounts necessary to cover estimated future credit losses are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

Provision for credit losses is dependent on a number of factors, including, but not limited to, the level and trend of delinquencies and net charge-off, the amount of nonrefundable and refundable dealer reserves and the overall economic conditions in the markets in which we operate. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

Reserves on auto finance contract receivables

The static pool reserve methodology is used to analyze and reserve for the Company's credit losses. This methodology allows us to stratify its portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the estimated loss for each pool year. These combined estimated losses are reduced by estimated future recoveries that are based on historical recovery performance to establish the estimated required reserve for credit losses. Estimates are reviewed regularily and if necessary, will be revised to reflect historical experience if it deviates materially from the estimates. In September 2000, $1.8 million was reclassified from unearned discount to non-refundable reserves to address increased charge-off. This reclassification reduces the amount of unearned discount to be accreted to income over the contractual life of the related receivables, which impacts future interest revenue.

At December 31, 2000, the combination of allowance for credit losses, nonrefundable reserve and unearned discount totaled $26.2 million, or 11.7%, of gross auto finance contract receivables, net of unearned interest revenue compared to $27.2 million, or 13.9% at December 31, 1999. The decrease in the percentage of reserves to contract receivables in 2000 compared to 1999 is the result of increased charge off due primarily to previously reported servicing problems in the Jacksonville Service Center and the anticipated impact of the transition of servicing upon the relocation of the Jacksonville Service Center.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at December 31, 2000, of 11.7% are less than net charge-off as a percentage of average net contracts receivable for 2000, of 15.07%. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-off that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly. In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen. Finally, the ratio is lower due to an increase in the portion of the portfolio with lower expected loss because of the credit profile of the debtor.

Our refundable dealer reserve increased to $2.5 million at December 31, 2000 compared with $1.5 million at December 31, 1999. Under certain of our programs, contracts from dealers are purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, we may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on our Consolidated Balance Sheet and is not included in the calculation of the Company's reserve ratio.

Consumer finance charge-off and reserves (FCF)

Net charge-off (net of recoveries) of consumer finance contracts totaled $0.6 million or 2.92% in 2000 compared to $0.5 million or 2.47% in 1999 and $0.6 million or 3.98% in 1998. The provision for credit losses was $0.7 million in 2000, $0.5 million in 1999 and 0.7 million 1998, and the allowance for credit losses was $0.9 million or 3.40% of outstanding gross contract receivables at December 31, 2000, compared to $0.8 million or 3.94% of contract receivables at December 31, 1999 and $0.9 million or 5.24% of contract receivables at December 31, 1998. Management has established the level of the allowance that it considers to be adequate based on First Community Finance's loss experience.

Consolidated allowance and reserves for contract receivables

                                                                           Years ended December 31
                                                                           -----------------------
(dollars in thousands)                                          2000               1999                1998
                                                                ----               ----                ----
 Beginning of period                                        $ 23,496          $  22,195           $  23,029
    Provision for credit losses                                  735                466                 737
    Allocation for credit losses                              33,343             28,315              26,915
    Charge-off                                               (40,587)           (33,330)            (33,548)
    Recoveries                                                 5,958              5,850               5,062
                                                            --------          ---------           ---------
  End of period                                             $ 22,945          $  23,496           $  22,195
                                                            ========          =========           =========
Average net contract receivables (a)                        $230,030          $ 203,428           $ 171,751

                                                                            Years ended December 31
                                                                            -----------------------
End of period net contract receivables (a)                       $253,637          $ 216,900           $ 188,103


Total net charge-off as a percent of average
  net contract receivables                                          15.07%             13.51%              16.59%
                                                                 ========          =========           =========

Allowance, nonrefundable reserve and unearned discount
  as a percent of net contract receivables (period end)             11.03%             12.96%              13.22%
                                                                 ========          =========           =========

(a) Gross contract receivables net of unearned interest revenue.



Net charge-off by line of business:

                                           Years ended December 31
                                           -----------------------
 (in thousands)                      2000           1999             1998
                                     ----           ----             ----

  Auto finance:
      Point-of-sale                $19,652       $ 16,081         $ 14,199
      Bulk                          14,267         10,892           13,727
  Consumer finance                     710            507              560
                                   -------       --------         --------
        Total                      $34,629       $ 27,480         $ 28,486
                                   =======       ========         ========

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $16.1 million, or 6.06% of gross auto finance contract receivables at December 31, 2000, compared to $14.9 million, or 6.32%, at December 31, 1999. Gross auto finance contract receivables that were 30 days or more past due totaled $25.1 million, or 9.42% of gross auto finance contract receivables at December 31, 2000, compared to $22.6 million, or 9.57%, at December 31, 1999.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $0.9 million, or 3.3% of gross receivables at December 31, 2000, compared to $0.6 million, or 2.8% at December 31, 1999. Gross consumer finance receivables, originated by First Community Finance, that were 30 days or more past due totaled $1.4 million, or 5.0% of gross receivables at December 31, 2000, compared to $0.9 million, or 4.4% at December 31, 1999.

Consistent with standard industry practice, we measure delinquency at each month end by classifying a contract that is unpaid for two monthly payments as 30 days delinquent and a contract that is unpaid for three monthly payments as 60 days delinquent.


Consolidated Delinquency

                                                                                     Years ended December 31
                                                                                     -----------------------
 (dollars in thousands)                                                     2000                1999            1998
                                                                            ----                ----            ----
 Gross contract receivables                                              $ 297,823           $ 257,391       $ 225,813
 Gross contract receivables 60 + days and over delinquent
        Gross contract amount                                            $  17,284           $  15,528       $  13,347
        Percent of total gross contract receivables                           5.80%               6.03%           5.91%
 Gross contract receivables 30 + days and over delinquent
        Gross contract amount                                            $  26,992           $  23,525       $  19,842
        Percent of total gross contract receivables                           9.06%               9.14%           8.79%

                        Liquidity and Capital Resources
                        -------------------------------

Cash Flows

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $0.7 million in 2000, to $1.6 million at December 31, 2000. The decrease reflected $6.8 million of net cash provided by operating activities and $39.3 million in net cash provided by financing, offset by $46.8 million of net cash used in investing activities. Net cash used in investing activities principally reflected $37.4 million in net purchases of contract receivables and a $8.1 million increase in restricted cash related to the receivable backed notes. Net cash provided by financing activities reflected $8.9 million of net payments on our revolving lines of credit, $24.9 million received under the receivable backed notes, and $7.7 million of new subordinated debt and $2.2 million paid on outstanding subordinated debt. Cash and cash equivalents increased by $0.4 million in 1999, to $2.3 million at December 31, 1999. The increase reflected $11.9 million of net cash provided by operating activities and $25.8million in net cash provided by financing, offset by $37.3 million of net cash used in investing activities. Net cash used in investing activities principally reflected $26.6 million in net purchases of contract receivables and a $9.6 million increase in restricted cash related to the receivable backed notes. Net cash provided by financing activities reflected $26.4 million of net payments on our revolving lines of credit, $52.3 million received under the receivable backed notes, and $1.9 million of new subordinated debt and $2.0 million paid on outstanding subordinated debt.

Liquidity Management

In September 2000, we placed $81.0 million of automobile receivables-backed securities. The notes are expected to have an average life of 1.1 years with a coupon to the investors of approximately 7.36%. The coupon cost compared to the weighted average APR of the loans of approximately 19.8% leaves a gross interest spread of approximately 12.4%.

We have $4.5 million of subordinated debt principal payment due in 2001. The first $1.0 million was due and was paid in January 2001 with another $2.0 million due in June 2001. The remaining $1.5 million is related to the 12% and 15% notes and are expected to renew upon maturity. In December 2000 and February 2001 we issued a total of $2.3 million of new subordinated debt. We intend to fund the remaining amounts through cash flow from operations along with issuing additional subordinated debt. These payments, do however, negatively impact the availability under our primary line of credit.

In December 2000, the primary lender used by The Finance Company, General Electric Capital Corporation (GECC), announced that it would no longer participate in the business of financing automobiles or automobile finance companies. In March 2001, we signed a new agreement with this lender that terminates January 1, 2002. The credit line available under the new agreement:
(i) declines from $130 million to $100 million at the earlier of the closing of the next securitization or April 30, 2001; (ii) declines to $75 million on August 1, 2001; and (iii) terminates January 1, 2002. To fund growth and manage the credit limits established in the new revolving credit facility, we plan to continue to access the capital markets through term securitizations. On April 2, 2001 we completed our third securitization in sixteen months. This securitization involved approximately $80 million of automobile contracts at a 75% advance rate which resulted in approximately $60 million of cash proceeds to us before consideration of restricted cash and transaction costs. Proceeds from this transaction reduced the debt outstanding under the GECC facility to approximately $50 million. We are currently negotiating the terms of a warehouse facility to supplement this credit facility. We believe the combination of the proceeds from the securitization mentioned above, remaining availability under the GECC credit line and cash flow from operations will be sufficient to fund its operations through the end of 2001. However, in the absence of additional financing, our planned level of contract receivable purchases would be curtailed. No assurance can be given that financing will be available to fund additional 2001 contract receivable growth or be available to refinance the remaining GECC credit line on January 1, 2002.

Dividends

We did not declare dividends on our common stock during the years ended December 31, 2000, 1999 and 1998, nor do we anticipate paying cash dividends in the foreseeable future. If and when we decide to declare cash dividends, the amount would be limited by certain provisions of our various credit agreements.

                    Market Risk Disclosure and Risk Factors
                    ---------------------------------------

In evaluating TFC Enterprises, prospective investors should consider carefully all of the information set forth throughout this Report and, in particular, should evaluate the following risk factors.

Defaults on Retail Installment Contracts

We are engaged in consumer finance activities with consumers who have limited access to traditional sources of consumer credit. The inability of an individual to obtain financing through traditional credit sources is generally due to such individual's past credit history or insufficient cash to make the required down payment, if any. As a result, retail installment contracts purchased by The Finance Company or originated by First Community finance are generally with consumers who are considered to have a higher risk of default on a retail installment contract than certain other consumers. Accordingly, we engage in consumer loan activities which typically have a higher risk of loss than those of other consumer financings. While we believe that our expertise with this type of credit customer enables us to evaluate and price accuratley the higher risk associated with our business, a significant economic downturn in the markets in which we operate could materially increase the number of charged-off and delinquent retail installment contracts as compared to our historical losses. If we were to experience a material increase in charge-off or delinquencies, our profitability could be adversely affected.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Quality and Reserves."

Competition

There are numerous providers of financing for the consumers targeted by TFC Enterprises, Inc. Those financing sources include commercial banks, savings and loan associations, consumer finance companies, credit unions, financing divisions of automobile manufacturers or automobile retailers, small sales contract companies and other consumer lenders. Many of those providers have significantly greater financial resources than we and have relationships with established networks. We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of the traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. If, however, the other providers of consumer finance were to assert a significantly greater effort to penetrate our targeted market segment, we could be materially and adversely affected.

Regulation

Our business is subject to regulation and licensing under various federal, state and local statutes and regulations. Our business operations are conducted in approximately 30 states and, accordingly, the laws and regulations of such states govern our operations conducted in those states. Most states where we operate limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the contracts that we purchase and define our rights to repossess and sell collateral. In addition, we are required to be, and are, licensed to conduct our operations in certain states. As we expand our operations into other states, we are required to comply with the laws of such states.

An adverse change in those laws or regulations could have a material adverse effect on our profitability by, among other things, limiting the states in which we may operate or the interest rate that may be charged on retail installment contracts or restricting our ability to realize the value of any collateral securing contracts. We are not aware of any materially adverse legislation currently pending in any jurisdiction where we currently transact business.

Restrictions on the Payment of Dividends

We currently intend to retain our earnings to finance the growth and development of our business. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

Effect of Certain Charter, Bylaw and Statutory Provisions

Certain provisions of TFC Enterprises, Inc.'s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or frustrate the removal of incumbent directors. These provisions could make more difficult a merger, tender offer or proxy contest involving TFC Enterprises, even if such events could be beneficial, in the short term, to the interest of the stockholders. For example, the Certificate of Incorporation provides for a classified Board of Directors and for certain limitations on the calling of a special meeting of stockholders. The Bylaws require advance notice of stockholder proposals and nominations of directors. We also are subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person, or interested shareholder who, together with affiliates and associates, owns 15% or more of the corporation's common stock for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Those provisions could discourage or make more difficult a merger, tender, offer or similar transaction, even if favorable to our stockholders.

Authorized Preferred and Common Stock

Pursuant to our Certificate of Incorporation, shares of preferred stock and Common Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, any preferred stock that my be issued in the future. The issuance of preferred stock provides desirable flexibility in connection with possible acquisitions and other corporation transactions. However, Preferred Stock could have the effect of making it more difficult for a third party to acquire, or effectively preventing a third party from acquiring, a majority of the outstanding voting stock of TFC Enterprises. We have not present plans to issue any shares of preferred stock.

Dependence Upon Key Executive Officers

Our growth and development to date have been largely dependent upon the services of key executive officers. The loss of a significant number of these officers could have a material adverse effect on TFC Enterprises.

Recent Accounting Pronouncements

Financial Accounting Standards Board Statements No. 133 and 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" became effective January 1, 2001. Statements No. 133 and 138 require that derivatives, as defined by the Statements, be recorded for financial reporting purposes at fair value. Changes in fair value are reported directly through the statement of income unless specific hedge accounting criteria are met. Adoption of these Statements did not have and are not expected to have a material impact on our financial condition or results of operations.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk


Our operations require substantial borrowing to provide funding for the retail installment contracts purchased by The Finance Company and originated by First Community Finance. Consequently, profitability is impacted by the difference between the rate of interest paid on the funds we borrow and the rate of interest charged on the retail installment contracts, which rate in some states is limited by law. The floating interest rate for borrowings under the line of credit are equal to the average one-month London Interbank Offered Rate, or LIBOR rate, plus a spread. Thus, future increases in interest rates could adversely affect our profitability. During 2000 and 1999, we mitigated a substantial portion of this interest rate risk by the placement of asset backed securities with fixed interest rates over the anticipated period required for those receivables to liquidate.

We also believe we have certain flexibility to increase the discount at which retail installment contracts are purchased, or to increase the rate of interest charged on future retail installment contracts (to the extent not limited by state law), in order to offset the adverse impact of any interest rate increase on profitability. If one-month LIBOR averaged 10% more in 2001 than in 2000, net income would decrease by approximately $0.7 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate cap agreement. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

                        Report of Independent Auditors
                        ------------------------------


The Board of Directors and Shareholders
TFC Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of TFC Enterprises, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TFC Enterprises, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                Ernst & Young LLP

Richmond, Virginia
March 9, 2001, except for the last
paragraph of Note 1, as to which
the date is April 2, 2001

Item 8.  Financial Statements and Supplementary Data


                          CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31
                                                                                                 -----------
(dollars in thousands, except per share and share amounts)                                2000                 1999
                                                                                          ----                 ----
Assets
Cash and cash equivalents                                                             $   1,603            $   2,290
Restricted cash                                                                          17,677                9,563
Net contract receivables                                                                218,594              182,039
Property and equipment, net                                                               2,615                2,244
Intangible assets, net                                                                    8,881                9,887
Other assets                                                                              3,593                2,488
                                                                                      ---------            ---------
  Total assets                                                                        $ 252,963            $ 208,511
                                                                                      =========            =========

Liabilities and shareholders' equity Liabilities:
Revolving lines of credit                                                             $ 103,763            $  94,866
Automobile receivables-backed notes                                                      78,531               52,316
Subordinated notes and other term debt                                                   15,048                9,501
Accounts payable and accrued expenses                                                     4,291                3,539
Income taxes and other liabilities                                                        2,954                4,941
Refundable dealer reserve                                                                 2,454                1,519
                                                                                      ---------            ---------
  Total liabilities                                                                     207,041              166,682

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none outstanding                                                                             --                   --
Common stock, $.01 par value, 40,000,000 shares authorized; 11,449,559 and 11,430,482 shares issued and outstanding at December 31, 2000 and
1999, respectively                                                                           50                   50
Additional paid-in capital                                                               56,105               56,080
Retained deficit                                                                        (10,233)             (14,301)
                                                                                      ---------            ---------
  Total shareholders' equity                                                             45,922               41,829
                                                                                      ---------            ---------
  Total liabilities and shareholders' equity                                          $ 252,963            $ 208,511
                                                                                      =========            =========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                            Years ended December 31
                                                                            -----------------------
(in thousands, except per share amounts)                        2000                 1999                 1998
                                                                ----                 ----                 ----
Interest and other finance revenue on contract               $ 51,213             $ 48,010             $ 39,085
receivables
Interest expense                                               18,088               13,088               12,952
                                                             --------             --------             --------
Net interest revenue                                           33,125               34,922               26,133
Provision for credit losses                                       735                  466                  737
                                                             --------             --------             --------
Net interest revenue after provision
  for credit losses                                            32,390               34,456               25,396

Other revenue:
Commissions on ancillary products                                 586                  742                  845
Other interest revenues                                           553                   34                   --
Other                                                             961                  606                  217
                                                             --------             --------             --------
Total other revenue                                             2,100                1,382                1,062
                                                             --------             --------             --------

Total interest and other revenue                               34,490               35,838               26,458

Operating expense:
Salaries                                                       14,027               12,561               11,077
Employee benefits                                               2,632                2,531                2,003
Occupancy                                                       1,314                  985                  910
Equipment                                                       1,595                1,437                1,233
Amortization of intangible assets                               1,103                1,091                1,092
Securitization costs                                               --                   --                  448
Other                                                           6,709                5,799                5,520
                                                             --------             --------             --------
Total operating expense                                        27,380               24,404               22,283

Income before income taxes                                      7,110               11,434                4,175

Provision for income taxes                                      3,042                4,947                  150
                                                             --------             --------             --------

Net income                                                   $  4,068             $  6,487             $  4,025
                                                             ========             ========             ========

Net income per common share:
     Basic                                                   $   0.36             $   0.57             $   0.36
                                                             ========             ========             ========
     Diluted                                                 $   0.34             $   0.53             $   0.33
                                                             ========             ========             ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 Number of                      Additional
                                                   Shares           Common       Paid-in      Retained
                                                 Outstanding         Stock       Capital       Deficit      Total
                                                 -----------         -----       -------       -------      -----
(in thousands)
BALANCE AT DECEMBER 31, 1997                       11,290          $  49        $55,844      $(24,813)     $31,080
Net income                                             --             --             --         4,025        4,025
Stock options exercised                               115              1            176            --          177
                                                   ------          -----        -------      --------      -------
BALANCE AT DECEMBER 31, 1998                       11,405             50         56,020       (20,788)      35,282
Net income                                             --             --             --         6,487        6,487
Stock options exercised                                25             --             60            --           60
                                                   ------          -----        -------      --------      -------
BALANCE AT DECEMBER 31, 1999                       11,430             50         56,080       (14,301)      41,829
Net income                                             --             --             --         4,068        4,068
Stock options exercised                                20             --             25            --           25
                                                   ------          -----        -------      --------      -------
BALANCE AT DECEMBER 31, 2000                       11,450          $  50        $56,105      $(10,233)     $45,922
                                                   ======          =====        =======      ========      =======


See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years ended December 31
                                                                                          -----------------------
(in thousands)                                                                   2000               1999            1998
                                                                                 ----               ----            ----
                                                  Operating activities
Net income                                                                   $  4,068           $  6,487       $   4,025
Adjustments to reconcile net income to  net cash provided by operating activities:
   Amortization of intangible assets                                            1,103              1,091           1,092
   Depreciation and other amortization                                          1,332              1,301           1,613
   Provision for deferred income taxes                                          2,781                712             150
   Provision for credit losses                                                    735                466             737
   Amortization of deferred financial costs                                     1,121                 38              --
   Changes in operating assets and liabilities:
      Decrease in recoverable income  taxes                                        --                 --           1,229
      Increase in other assets                                                 (1,299)            (1,082)           (397)
      Increase in accounts payable and accrued liabilities                        752                359             339
      Increase (decrease) in refundable dealer reserve                            935                695          (1,163)
      Increase (decrease) in income taxes and other liabilities                (4,768)             1,872             255
                                                                             --------          ---------       ---------
      Net cash provided by operating activities                                 6,760             11,939           7,880
Investing activities
Net cost of acquiring contract receivables                                   (158,390)          (135,470)       (126,003)
Repayment of contract receivables                                             121,003            108,860          97,874
Purchase of property and equipment                                             (1,286)            (1,160)           (434)
Increase in restricted cash                                                    (8,114)            (9,563)             --
                                                                             --------          ---------       ---------
      Net cash used in investing activities                                   (46,787)           (37,333)        (28,563)
                                                  Financing activities
Net (payments) borrowings on the revolving lines of credit                      8,897            (26,415)         22,016
Borrowings on automobile receivables - backed notes, net of
transaction costs                                                              79,665             65,150              --
Payments on automobile receivables - backed notes                             (54,784)           (12,834)             --
Borrowings on subordinated notes                                                7,703              1,855           1,670
Payments on subordinated notes                                                 (2,166)            (2,000)         (3,287)
Proceeds from stock options exercised                                              25                 60             177
                                                                             --------          ---------       ---------
    Net cash provided by financing activities                                  39,340             25,816          20,576

Increase (decrease) in cash and cash equivalents                                 (687)               422            (107)
Cash and cash equivalents at beginning of year                                  2,290              1,868           1,975
                                                                             --------          ---------       ---------
Cash and cash equivalents at end of year                                     $  1,603          $   2,290       $   1,868
                                                                             ========          =========       =========
Supplemental disclosures:
Interest paid                                                                $ 15,782          $  12,303       $  11,618
Income taxes paid                                                               4,712              2,611              --

              See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises Inc. ("TFCE") is a holding company with two primary wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") both on an individual basis ("point-of-sale" purchase) and on a bulk basis ("bulk" purchase). Based in Norfolk, Virginia, TFC also has ten contract production offices and two full service branches throughout the United States in communities with a large concentration of military personnel. FCF specializes in the direct origination and servicing of small consumer loans. FCF operates 21 branches throughout Virginia and North Carolina.

Principles of consolidation

The accompanying financial statements include the accounts of TFCE and its wholly-owned subsidiaries, (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents are defined as cash and overnight repurchase agreements, exclusive of restricted cash.

Restricted cash

Restricted cash relates to cash collected on contract receivables which are the collateral for the automobile receivables-backed notes. The restricted cash is used to pay the principal and interest on the automobile receivables-backed notes.

Contract Receivables

Contract receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts and net of any unamortized deferred service fees and unamortized discounts on purchased loans.

Credit losses

TFC

The Company's primary business involves purchasing installment sales contracts at a discount from the remaining principal balance on both a bulk and point-of-sale basis. A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied. The remaining portion, if any, of the discount is recorded as unearned discount and accreted to income as discussed below. Additional amounts necessary to cover estimated future credit losses, if any, are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

Management evaluates the reasonableness of the assumptions used in projecting the loss experience by reviewing historical credit loss experience, delinquencies, repossession and other recovery trends, the size of the finance contract portfolio and general economic conditions and trends. Historical credit loss experience is monitored on a static pool basis. Contract originations, subsequent charge-off and recoveries are assigned to annual pools and the pool performance is monitored separately. Projected recoveries are considered in reserves anticipated for credit losses based on undiscounted amounts. If necessary, any assumptions used will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed.

It is generally the Company's policy, related to the installment sales contracts purchased by TFC, to charge its nonrefundable reserve and then the allowance for credit losses for all contract receivables which are 180 days past due. Any amounts collected subsequent to being charged off are restored to the nonrefundable reserve.

The carrying value of repossessed assets is reduced, through charge-off, to the lower of the unpaid contract balance or anticipated liquidation proceeds.

FCF

The Company's policy related to unsecured consumer contracts originated by FCF is to establish and maintain, through a charge to income, an allowance for credit losses, based on historical credit experience of FCF and the industry. Generally, consumer finance receivables which are 180 days past due are charged against this allowance for credit losses. Any amounts collected subsequent to being charged off are restored to the allowance for credit losses.

Property and equipment

     Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over each asset's estimated useful life, generally five to seven years.

Intangible assets

     Intangible assets consist of a purchased dealer list and goodwill, which are being amortized using the straight-line method over periods of 15 years and 20 years, respectively. The carrying values of the intangible assets are reviewed on an ongoing basis. If this review indicates that the intangibles will not be fully recoverable, as determined based on estimated undiscounted cash flows generated by the intangible assets over their remaining lives, their carrying values will be reduced to the recoverable amounts using discounted cash flows. No impairment losses have been recorded for any period presented.

Income taxes

The Company uses the liability method to account for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are expected to reverse.


Income recognition

Interest revenue from precomputed contract receivables, simple interest-bearing contract receivables and revenue from insurance commissions are recognized using the interest method. Loan origination service fees and certain direct costs are capitalized and recognized as an adjustment of the yield of the related loan using the interest method.

The portion of the discount arising from purchases of contract receivables which is not considered to be nonrefundable reserve for credit losses (see discussion above) is recorded as a unearned discount. Unearned discounts are deferred and accreted to income using the interest method over the contractual life of the related receivables. The Company periodically reassesses the amount of contract purchase discount accreted to interest revenue to reflect changes in delinquency and charge-off experience.

Accrual of interest revenue and accretion of unearned discounts continue until contracts are collected in full, become ninety days contractually delinquent, or are charged-off (see discussion above) consistent with practices generally applied by consumer finance companies.

Deferred Financing Costs

External costs incurred to obtain financing are deferred and amortized on the effective interest method over the anticipated term of the borrowing. Deferred financing costs of $1.8 million and $0.9 million at December 31, 2000 and 1999 are included in other assets.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Components of comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no other comprehensive income items for any periods presented.

Stock-based compensation

As permitted by the provisions of FAS No. 123, "Accounting for Stock Based Compensation" (FAS No. 123) the Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options and convertible securities. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, including dilutive stock options and convertible securities outstanding during the year.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying contracts receivable.

The determination of the allowance for loan losses is particularly susceptible to significant changes in the economic, environment and market conditions. Management believes that, as of December 31, 2000, the allowance for loan losses and non-refundable reserves are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.

The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. Most states where the Company operates limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of the contracts that the Company purchases and define the Company's rights to repossess and sell collateral. An adverse change in those laws or regulations could have a material adverse effect on the Company's profitability by, among other things, limiting the states in which the Company may operate or the interest rate that may be charged on installment contracts or restricting the Company's ability to realize the value of any collateral securing contracts. The Company is not aware of any materially adverse legislation currently pending in any jurisdiction where it currently transacts business.

In December 2000, the primary lender used by The Finance Company, General Electric Capital Corporation (GECC), announced that it would no longer participate in the business of financing automobiles or automobile finance companies. In March 2001, the Company signed a new agreement with this lender that terminates January 1, 2002. The credit line available under the new agreement: (i) declines from $130 million to $100 million at the earlier of the closing of the next securitization or April 30, 2001; (ii) declines to $75 million on August 1, 2001; and (iii) terminates January 1, 2002. To fund growth and manage the credit limits established in the new revolving credit facility, the Company plans to continue to access the capital markets through term securitizations. On April 2, 2001 the Company completed its third securitization in sixteen months. This securitization involved approximately $80 million of automobile contracts at a 75% advance rate which resulted in approximately $60 million of cash proceeds to the Company before consideration of restricted cash and transaction costs. This transaction reduced the debt outstanding under the GECC facility to approximately $50 million. The Company is currently negotiating the terms of a warehouse facility to supplement this credit facility. The Company believes the combination of the proceeds from the securitization mentioned above, remaining availability under the GECC credit line and cash flow from operations will be sufficient to fund its operations through the end of 2001. However, in the absence of additional financing, the Company's planned level of contract receivable purchases would be curtailed. No assurance can be given that financing will be available to fund additional 2001 contract receivables growth or be available to refinance the remaining GECC credit line on January 1, 2002.

2.  Contract receivables

The following is a summary of contract receivables at December 31:

(in thousands)                                                       2000                     1999
Contract receivables:
  Auto finance                                                  $ 266,105                $ 236,305
  Consumer finance                                                 27,095                   21,086
  Other                                                             4,623                       --
                                                                ---------                ---------
    Gross contract receivables                                    297,823                  257,391
Less:
  Unearned interest revenue                                        44,186                   40,491
  Unearned discount                                                 5,012                    4,613
  Unearned commissions                                                523                      441
  Unearned service fees, net of costs                               1,081                    1,074
  Payments in process                                               5,204                    4,707
  Escrow for pending acquisitions                                     278                      530
  Allowance for credit losses                                         902                      817
  Nonrefundable reserve                                            22,043                   22,679
                                                                ---------                ---------
    Net contract receivables                                    $ 218,594                $ 182,039

The effective rate of interest earned on average net contract receivables assets was 22.26%, 23.60%, and 23.08% for the years ended December 31, 2000, 1999, and 1998 respectively.

At December 31, 2000, contractual maturities of contract receivables were as follows:

(In thousands)
2001                                                     $ 133,295
2002                                                        88,302
2003                                                        50,902
2004                                                        18,489
2005                                                         3,382
2006                                                         3,453
                                                         ---------
    Gross contract receivables                           $ 297,823
                                                         =========

It has been the Company's experience that a substantial portion of the portfolio generally is prepaid before contractual maturity dates. The above tabulation, therefore, should not be regarded as a forecast of future cash collections.

Changes in the allowance for credit losses and nonrefundable reserve were as follows:

(in thousands)                               2000           1999        1998
                                             ----           ----        ----
Beginning balance                          $23,496       $ 22,195     $ 23,029

  Allocation for credit losses                              33,343        28,315         26,915
  Provision for credit losses                                  735           466            737
  Charge-off                                               (40,587)      (33,330)       (33,548)
  Recoveries                                                 5,958         5,850          5,062
                                                          --------      --------       --------
Ending balance                                            $ 22,945      $ 23,496       $ 22,195
                                                          ========      ========       ========

Included in the allocation for credit losses is $2.2 million that was reclassified from unearned discount to non-refundable reserves to address increased charge-off.

3.  Property and equipment

     The following is a summary of property and equipment at December 31:

(in thousands)                                                2000          1999
                                                              ----          ----
Leasehold improvements                                     $   301       $   305
Computer equipment and software                              3,511         3,228
Furniture and office equipment                               2,504         2,331
Automobiles                                                    243           177
                                                           -------       -------
    Property and equipment                                   6,559         6,041
Less: accumulated depreciation and amortization              3,944         3,797
                                                           -------       -------
    Property and equipment, net                            $ 2,615       $ 2,244
                                                           =======       =======

     Depreciation and amortization of property and equipment for the years ended December 31, 2000, 1999, and 1998, was $0.9 million, $0.9 million, and $0.8 million, respectively

4.  Intangible assets

     The following is a summary of intangible assets at December 31:

(in thousands)                               2000        1999
                                             ----        ----
Goodwill                                 $ 16,362    $ 16,265
Dealer list                                 4,172       4,172
Less: accumulated amortization            (11,653)    (10,550)
                                         --------    --------
Intangible assets, net                   $  8,881    $  9,887
                                         ========    ========

5.  Debt

Debt outstanding at December 31 consisted of the following:

(in thousands)                                                 2000             1999              1998
                                                               ----             ----              ----
 Revolving lines of credit                                $ 103,763        $  94,866         $ 121,281
 Automobile receivables-backed notes                         78,531           52,316                --
 Subordinated notes (a)                                      14,369            9,019             9,636
 Other term debt                                                679              482                --
                                                         ----------        ---------         ---------
       Total debt                                         $ 197,342        $ 156,683         $ 130,917
                                                         ==========        =========         =========

(a) The subordinated non-convertible notes are net of unamortized discount totaling $15 thousand and $25 thousand at December 31, 2000 and 1999, respectively.

Debt maturity schedule at December 31, 2000:

(in thousands)                         2001        2002          2003       2004         2005         Total
                                       ----        ----          ----       ----         ----         -----
Revolving lines of credit (c)      $ 83,782     $19,981            --         --           --      $103,763
7.50% ARB Notes (b)                  13,509       4,472        $1,850         --           --        19,831
7.36% ARB Notes (b)                  36,531      16,285         5,797         87           --        58,700
Senior subordinated notes             2,000       2,833         1,667      2,967          833        10,300
Subordinated notes                    1,535       1,319           230         --           --         3,084
Debenture                             1,000          --            --         --           --         1,000
Other term debt                         377         227            75         --           --           679
                                   --------     -------        ------     ------       ------      --------
                           Total   $138,734     $45,117        $9,619     $3,054         $833      $197,357
                                   ========     =======        ======     ======       ======      ========

(b) Maturities are based on a cash flow analysis that incorporates various assumptions tied to the performance of the contracts that collateralize these notes. Variation from these assumptions could significantly impact the above tabulation.

(c) See note 1 in the financial statements for further discussion.

Revolving lines of credit

Pursuant to the amended revolving line of credit agreement dated January 1, 1999, the Company's primary lender General Electric Capital Corporation
     (GECC), agreed to provide a credit line of $130 million through January 1, 2001. The revolving line of credit is secured by certain contract receivables held by TFC and is guaranteed by TFCE. On a daily basis, TFC remits all cash receipts relating to those receivables to the lender. These daily cash receipts are first applied to accrued interest on the revolving line of credit and the remainder to principal. Borrowings under the revolving line of credit totaled $81.2 million and $78.8 million at December 31, 2000 and 1999, respectively. The advance rate used to determine availability on this line is limited to a percentage, currently 73%, of eligible collateral as specified in this amended agreement. Unused availability under this facility totaled $3.8 million and $5.8 million at December 31, 2000 and 1999, respectively, based on collateral in existence at that time. The 1997 amended agreement, along with the December 1996 amended agreement, granted the lender warrants to purchase a cumulative total of approximately 1.1 million shares of the Company's common stock at $1 per share over a 5-year period. The issuance of these warrants was recorded as additional paid-in capital and as a discount to the line of credit. The amount, $0.5 million in 1997 and $0.4 million in 1996 was amortized into interest expense over the term of the 1997 amended agreement.

     Interest on the revolving line of credit accrues at a floating rate equivalent to one-month LIBOR plus a borrowing spread of 3.50% and line fees of $0.3 million for 2000 and 1999.

     The borrowing spread on the Company's primary revolving line of credit was as follows for the years ended

                                                                           DRAFT
                                                          March 28, 2001 at 3:15
                                                                            p.m.


     December 31, 2000, 1999, and 1998:

                                                         Borrowing Spread
         January 1, 1998 to March 31, 1998                          4.00
         April 1, 1998 to December 31, 1998                         3.75
         January 1, 1999 to December 31, 2000                       3.50

     The average outstanding balance on the revolving line of credit totaled $90.2 million, $118.1 million, and $102.9 million, respectively, in 2000, 1999, and 1998. The average interest rate paid on the revolving line of credit was 9.89% in 2000, 8.68% in 1999 and 9.41% in 1998. At December 31,
     2000, 1999, and 1998 respectively, one-month LIBOR was 6.63%, 5.56% and 5.24% and the total interest rate was 10.13%, 9.06% and 8.99%.


A second line of credit with another lender is secured by certain contract receivables of FCF and is guaranteed by TFCE. The $25 million facility was established in August 1999, replacing FCF's facility dated March 1997. Borrowings outstanding under FCF's credit facility totaled $20.0 million and $16.1 million at December 31, 2000 and 1999, respectively. The advance rate used to determine availability on the line is limited to 85% of eligible collateral as specified in the agreement. Interest on the revolving line of credit accrues at a floating rate equivalent to one-month LIBOR on the first day of the month plus 2.75%. There was no unused availability under this facility in 2000 or 1999. The average outstanding balance on the FCF revolving line of credit totaled $17.8 million, $13.8 million and $10.5 million, in 2000, 1999 and 1998, respectively with an average interest rate of 9.14%, 8.65% and 9.60%, in 2000, 1999 and 1998, respectively. At December 31, 2000, 1999, 1998 respectively the total interest rate was 9.54%, 9.23% and 9.00%.

A third line of credit with a third lender is secured by certain receivables of PCA and is guaranteed by TFCE. This $6 million facility was established in December 1999 and renews annually in February. Borrowings outstanding under this facility totaled $2.6 million at December 31, 2000. Interest on the revolving line of credit accrues at a floating rate equivalent to prime on the first day of the month plus 3.25%. There was no unused availability under this facility in 2000. The average outstanding balance on the PCA revolving line of credit totaled $1.2 million with an average interest rate of 12.75%. At December 31, 2000 the total interest rate was 12.75%.

Automobile Receivables-Backed Notes

On September 26, 2000, TFC completed a debt financing consisting of $81.0 million of Automobile Receivables-Backed Notes, Series 2000-1. The notes were sold in a private placement to a qualified institutional buyer. The notes were issued through TFC's wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation III ("TRCIII"), and are rated "AAA" by Standard & Poor's Ratings Services and Moody's Investors Service. The notes are collateralized by the assets of TRC III. Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Financial Security Assurance Inc.

     Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables. At the time of issuance, the notes had an expected average life of 1.1 years and a final maturity of March 2005. Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $12.2 million.

On December 3, 1999, TFC completed a debt financing consisting of $65.2 million of Automobile Receivables-Backed Notes, Series 1999-A. The notes were sold in a private placement to qualified institutional buyers. The notes were issued through TFC's wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation 2 ("TRC"), and are rated "AA" by Standard & Poor's Ratings Services. The notes are collateralized by the assets of TRC. Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Asset Guaranty Insurance Company.

     Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables. At the time of issuance, the notes had an expected average life of 1.2 years and a final maturity of April 2004. Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $9.8 million.

The terms of the various agreements supporting the issuance of the Automobile Receivables-Backed Notes require TRC and TRCIII to operate within certain delinquency and credit loss parameters with respect to the collateral pool and requires TFC to maintain a minimum net worth. As of December 31, 2000, TRC and TRCIII were in compliance with the provisions of the agreements. TFC is responsible for the administration and collection of TRC's and TRCIII's receivables.

Subordinated debt

10.48% Subordinated Notes, due 2002
     In June 1995, the Company issued $10.0 million of unsecured subordinated notes due. The interest rate is 10.48% and is payable semi-annually. The notes may be prepaid subject to a prepayment penalty. Principal payments of $2 million are due annually with the final payment due June 2002.

13.25% Subordinated Notes, due 2005
     In August 2000, the Company issued $5.0 million of unsecured subordinated notes. The interest rate is 13.25% and interest is payable monthly. The notes may be prepaid subject to a prepayment penalty. Principal payments of $0.1 million are due monthly beginning June 2002 with the final payment due June 2005.

15% Subordinated Notes, due 2001-2002
     From July 1998 to August 2000, the Company issued $2.2 million of unsecured subordinated debt due three years from origination. These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 15% per year. Members of the Board of Directors, Executive Officers, and certain relatives have purchased $1.6 million of these notes.

12% Subordinated Notes, due 2001
     From July 2000 to August 2000, the Company issued $0.7 million of unsecured subordinated debt due six months from origination. These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 12% per year. Members of the Board of Directors and Executive Officers have purchased $0.7 million of these notes.

Subordinated Debenture, due 2001
     In June 1998, the Company signed a $1.0 million subordinated floating rate debenture with a subsidiary of a large U.S. based insurance company that is a major provider of credit insurance products to the industry. The debenture matures in January 2001, with interest adjusted quarterly and payable quarterly at 1% over prime. The weighted-average interest rate was 10.21% for 2000, 8.875% for 1999 and 9.375% for 1998.

Subordinated Note, due 2004
     In December 2000, the Company issued $1.3 million of unsecured subordinated debt to an affiliate of an U.S. based insurance company that is a major provider of credit insurance products to the industry. The debt matures in January 2004 with interest adjusted quarterly and payable quarterly at 1% over prime. The weighted-average interest rate was 10.50% for 2000.

The revolving lines of credit agreements and the Senior Subordinated Note agreements provide for certain covenants and restrictions regarding, among other things, minimum net worth and interest coverage, maximum debt to equity ratio, maximum delinquency and charge-off and minimum reserve requirements.

Dividend restrictions

The Company did not declare dividends on its common stock during the years ended December 31, 2000, 1999, and 1998, nor does it anticipate paying cash dividends in the foreseeable future. If and when the Company decides to declare cash dividends, the amount would be limited by certain provisions of the Company's various credit agreements. Additionally, the various credit agreements provide restrictions on TFC's and its subsidiaries ability to transfer funds to TFCE in the form of dividends.

6.   Income taxes

Significant components of deferred tax assets and liabilities were as follows as of December 31:

   (in thousands)                                                          2000             1999
                                                                           ----             ----
   Deferred tax assets:
   Excess of book nonrefundable reserve over tax                        $10,905          $10,983
   Excess of book allowance for credit losses over tax                      322              310
   Temporary difference relating to employee benefits                       123              106
   Contingent interest                                                      228              209
   Other                                                                     30               32
                                                                        -------          -------
   Total deferred tax assets                                             11,608           11,640
                                                                        -------          -------
   Deferred tax liabilities:
   Recognition of unearned discount income for book purposes
     in advance of tax recognition                                       14,454           11,532
   Temporary differences relating to intangible assets                      458              563
   Temporary differences relating to employee benefits                       --               84
   Excess of tax over book depreciation                                     151              124
   Other                                                                     --               11
                                                                        -------          -------
   Total deferred tax liabilities                                        15,063           12,314
                                                                        -------          -------

   Net deferred tax (liabilities) assets                                $(3,455)         $  (674)
                                                                        =======          =======

The following is a summary of the income tax provision for the years ended December 31:

   (in thousands)                                   2000             1999               1998
                                                    ----             ----               ----
   Current provision:
     Federal                                      $  220           $3,559            $    --
     State                                            41              676                 --
                                                  ------           ------            -------
                                                     261            4,235                 --
   Deferred provision:
     Federal                                       2,341              600              1,335
     State                                           440              112                250
                                                  ------           ------            -------
                                                   2,781              712              1,585

   Valuation allowance                                --               --             (1,435)
                                                  ------           ------            -------
   Total                                          $3,042           $4,947            $   150
                                                  ======           ======            =======

The differences between income taxes computed at the statutory Federal rate and actual amounts were as follows for the years ended December 31:

   (in thousands)                                   2000             1999               1998
                                                    ----             ----               ----
   Computed at statutory Federal rate             $2,417           $3,900            $ 1,393
   State taxes, net of Federal tax benefit           316              490                196
   Amortization of intangible assets                 280              277                277
   Other items                                        29              280               (281)
   Valuation allowance                                --               --             (1,435)
                                                  ------           ------            -------
   Computed at effective rate                     $3,042           $4,947            $   150
                                                  ======           ======            =======

In 1993, contingent interest on the Company's convertible notes was considered deductible for Federal income tax purposes but was treated as non-deductible for income tax expense on the Company's financial statements. The Company is continuing to challenge the IRS regarding the deductibility of the contingent interest. To the extent that the contingent interest on convertible notes is ultimately determined to be deductible for Federal income tax purposes, the benefit, which totals $1.7 million, will be recognized in the period that the determination is made.

7.  Employee benefit plan

The Company has a defined contribution savings plan covering all permanent employees working 20 or more hours per week and with more than one year of service. Under the terms of the plan, the Company matches 50% of employees' contributions up to 10% of each employee's earnings as defined. In addition, employees have the option of contributing additional amounts. The Company's plan expense for 2000, 1999, and 1998 was $0.2 million.

8.  Stock Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan"), which allows for options to purchase common stock to be granted to employees, including eligible officers, of the Company. A total of 530,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan.

The Company periodically grants options to certain eligible employees under this plan. These stock options are fully vested at the date of grant. Approximately, 13,000 options and 25,600 options were exercised in 2000 and 1999, respectively. As of December 31, 2000, there are no outstanding unexercised options.

Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year by the Company and has more than 6 months of service is eligible to participate in the Stock Purchase Plan. No employee is permitted to purchase shares under the Stock Purchase Plan if such employee owns 5% or more of the total outstanding shares of the Company. In addition, no employee is entitled to purchase more than $25,000 of common stock (based upon the fair market value of the shares of common stock at the time the option is granted) in any calendar year. The price at which shares of common stock are sold under the Stock Purchase Plan is the lower of 85% of the fair market value on the date of grant or the purchase date of such shares.

Long-term Incentive Plan

The Company has established the 1995 Long-Term Incentive Plan ("Incentive Plan"), which provides incentive stock options, non-qualified stock options and restricted stock for certain executives of the Company. The options generally vest over a period of five years. A total of 1.5 million shares of common stock have been reserved for issuance under the Incentive Plan. On June 1, 1998, 104,679 options granted in 1995 were canceled and reissued at an exercise price equal to the then fair market value of the Company's common stock of $2.94 with vesting beginning January 1, 1999 over five years. The remaining options granted in 1995 at an exercise price of $11.50 expired on December 31, 1999. On June 1, 1998, 483,750 options were granted to certain employees at an exercise price equal to the then fair market value of the Company's common stock of $2.94, with vesting beginning January 1, 1999 over five years. Approximately, 3,200 options were excerised in 2000. All outstanding options generally expire five years from the vesting date.

Pro forma information regarding net income and earnings per share is required by FAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of FAS No. 123 The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6% for 2000 and 1999; volatility factor of the expected market price of the Company's common stock of $0.60 for 1999, for shares whose exercise price is less than the stock prices on the grant date and $1.90 for shares whose exercise price equals the stock price on the grant date for 2000 and a weighted-average expected life of the options ranging up to 5.0 years and $1.92 for shares whose exercise price equals the stock price on the grant date for 1998 and a weighted-average expected life of the options ranging up to 7.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

8.  Stock Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income (in thousands) and pro forma income per share based on options issued during 2000, 1999 and 1998 were as follows:

                                               Years ended December 31

                                               2000      1999      1998
                                               ----      ----      ----
  Pro forma net income                       $3,593    $6,312    $3,742
  Pro forma net income per basic share       $ 0.31    $ 0.55    $ 0.33

     A summary of the activity for the Company's stock options with exercise prices equal to the grant-date market value for the three years ended December 31 was as follows:

                                                      2000                     1999                    1998
                                             -------------------------------------------------------------------------
                                               Shares     Weighted     Shares       Weighted     Shares     Weighted
                                                under      Average      under        Average      under      Average
                                               Option     Exercise      Option      Exercise     Option     Exercise
                                              (In 000s)    Price       (In 000s)     Price      (In 000s)     Price
                                             -------------------------------------------------------------------------
  Outstanding at beginning of year                883       $2.55        1,367        $9.02       1,026       $11.18
  Granted                                         410        3.04          768         2.31       1,105         2.77
  Exercised                                        (3)       2.94          (26)        2.32        (115)        1.55
  Forfeited and expired                           (86)       2.48       (1,226)        9.03        (649)        9.45
                                                -----                   ------                    -----
  Outstanding at end of year                    1,204       $2.74          883        $2.55       1,367       $ 8.86
                                                =====                   ======                    =====

  Exercisable at end of year                      567       $2.15          313        $1.82         576       $ 9.02
                                                =====                   ======                    =====
  Weighted-average fair value of
    options granted during the year                         $1.90                     $0.60                   $ 1.63

For stock options outstanding at December 31, 2000, the range of exercise prices were $0.91 to $3.13 and the weighted-average remaining contractual life was 5 years.

9.   Earnings per share

  Earnings per share for the years ended December 31 were as follows:

  (in thousands, except per share amounts)                                  2000            1999            1998
                                                                            ----            ----            ----
  Numerator:
    Net income                                                           $ 4,068         $ 6,487         $ 4,025

  Denominator:
  Denominator for basic earnings per share-weighted-average shares        11,442          11,409          11,330
  Effect of dilutive securities:
    Employee stock options                                                   141             249             150
  Warrants                                                                   535             692             549
                                                                         -------         -------         -------
  Dilutive potential common shares                                           676             941             699
                                                                         -------         -------         -------
  Denominator for diluted earnings per  share                             12,118          12,350          12,029
                                                                         =======         =======         =======
  Basic earnings per share                                               $  0.36         $  0.57         $  0.36
                                                                         =======         =======         =======
  Diluted earnings per share                                             $  0.34         $  0.53         $  0.33
                                                                         =======         =======         =======

10.  Commitments

The Company conducts its business in leased facilities with original terms of one to eleven years with renewal options for additional periods. These leases are classified as operating leases. Certain equipment, including automobiles, are leased for original terms of one to five years and are classified as operating leases. Options to purchase are also included in certain equipment lease agreements. Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $1.2 million, $1.0 million and $0.9 million, respectively.

Future minimum annual lease payments for property and equipment under lease at December 31, 2000 were as follows:

  (In thousands)
  --------------
  2001                                                      $1,072
  2002                                                         930
  2003                                                         779
  2004                                                         566
  2005 through 2006                                            735
                                                            ------
     Total                                                  $4,082
                                                            ======

The Company is party to several legal actions which are ordinary, routine litigation incidental to its business. The Company believes that none of those actions, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

11. Financial instruments with off-balance-sheet risk and concentrations of credit risks

In its normal course of business, the Company engages in consumer lending activities with a significant number of consumers (obligors) throughout the United States. The maximum risk of accounting loss from these on- balance-sheet financial instruments with these counterparties, assuming all collateral is deemed worthless, is represented by their respective balance sheet amounts

At December 31, 2000, approximately 59% of the Company's contract receivables portfolio is related to obligors who bought vehicles from dealers in Texas (18%), Virginia (17%), California (13%) and Georgia (11%). Although the Company's contract receivables portfolio includes consumers living throughout the United States, a substantial portion of the obligors' ability to honor their obligations to the Company may be dependent on economic conditions in these states.

12.  Estimated fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (FAS No. 107) requires the disclosure of the estimated fair value of on- and off-balance-sheet financial instruments.

Fair value estimates are made at a point in time based on judgments regarding current economic conditions, interest rate risk characteristics, loss experience and other relevant market data and information about the financial instrument. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the estimated fair value may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

Fair value estimates exclude all non-financial assets and liabilities including property and equipment, goodwill and other intangibles, prepaid assets, accrued liabilities, taxes payable and refundable dealer reserves. Accordingly, the estimated fair value amounts of financial instruments do not represent the entire value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments at December 31, 2000 and 1999:

Short-term financial instruments
The carrying amounts reported on the Company's balance sheet generally approximate fair value for financial instruments that mature in 90 days or less, with no significant change in credit risk. The carrying amounts approximate fair value for cash and cash equivalents, restricted cash and certain other assets and liabilities. Financial instruments included in other assets and liabilities primarily include trade accounts receivable and payable.

Contract receivables
The estimated fair value of contract receivables was calculated using market rates of return required for a bulk purchase of contract receivables with similar credit and interest rate characteristics. The estimated fair value of contract receivables that did not meet the criteria for a bulk purchase, generally contracts that were more than 30 days past due, was calculated based upon the liquidation value of the collateral.

Revolving lines of credit, automobile-receivables notes, subordinated notes and other term debt The estimated fair values for the revolving lines of credit, automobile receivables backed notes, subordinated notes, and other term debt were based on indicative market prices for debt with similar terms and remaining maturities currently available to companies with similar credit ratings.

12.  Estimated fair value of financial instruments (continued)

The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 were as follows (in thousands):

                                                              2000                                   1999
                                                              ----                                   ----
                                                   Carrying          Estimated            Carrying          Estimated
                                                     Amount         Fair Value              Amount         Fair Value
  Financial assets:
  Cash and cash equivalents                        $  1,603           $  1,603            $  2,290           $  2,290
  Restricted cash                                    17,677             17,677               9,563              9,563
  Net contract receivables                          218,594            206,365             182,039            175,813
  Other assets                                          646                646                 520                520
                                                   --------           --------            --------           --------
    Total financial assets                         $238,520           $226,291            $194,412           $188,186
                                                   ========           ========            ========           ========

  Financial liabilities:
  Revolving lines of credit                        $103,763           $103,763            $ 94,866           $ 94,866
  Automobile receivables-backed notes                78,531             78,531              52,316             52,316
  Subordinated notes                                 14,369             11,168               9,019              7,736
  Other term debt                                       679                679                 482                482
  Other liabilities                                   2,501              2,501               2,034              2,034
                                                   --------           --------            --------           --------
    Total financial liabilities                    $199,843           $196,642            $158,717          $ 157,434
                                                   ========           ========            ========           ========

  Off-balance-sheet financial instruments:
    Interest rate protection agreements            $      0           $      0            $      8                $ 1

13.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts are acquired through the purchase of dealer portfolios. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of smaller subsidiaries and corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

13.  Segments (continued)

Management measures segment performance based on revenue earned (yields achieved) on the outstanding portfolio of contract receivables as well as income before taxes.

The accounting policies are the same as those described in the summary of significant accounting policies.

(In Thousands)                     Auto Finance     Consumer Finance     Other          Total
================================================================================================
2000
Interest revenues                     $ 45,601           $ 5,309        $   303       $ 51,213
                                   -------------------------------------------------------------

Interest expense                      $ 16,318           $ 1,680        $    90       $ 18,088
                                   -------------------------------------------------------------
Income (loss) before
  unallocated amounts:                $  9,648           $   309        $(1,309)      $  8,648
                                   ---------------------------------------------
Unallocated amounts:
Intangible amortization                                                                 (1,103)
Corporate expenses                                                                        (435)
Consolidated income before
  taxes                                                                                  7,110
                                                                                    ============
Net contract receivables              $190,468           $25,206        $ 2,920       $218,594
                                   ---------------------------------------------
Other assets                                                                            34,369
                                                                                    ------------
     Total assets                                                                     $252,963
                                                                                    ============

================================================================================================

                                   Auto Finance     Consumer Finance     Other          Total
================================================================================================
1999
Interest revenues                    $ 43,742            $ 4,268         $  --        $ 48,010
                                   -------------------------------------------------------------

Interest expense                     $ 11,780            $ 1,308         $  --        $ 13,088
                                   -------------------------------------------------------------
Income (loss) before
  unallocated amounts:               $ 12,986            $   395         $(162)       $ 13,219
                                   ---------------------------------------------
Unallocated amounts:
Intangible amortization                                                                 (1,091)
Corporate expenses                                                                        (694)
                                                                                    ------------
Consolidated income before
  taxes                                                                               $ 11,434
                                                                                    ============
Net contract receivables             $162,288            $19,519         $ 232        $182,039
                                   ---------------------------------------------
Other assets                                                                            26,472
                                                                                    ------------
     Total assets                                                                     $208,511
                                                                                    ============

                                   Auto Finance     Consumer Finance     Other          Total
================================================================================================
1998
Interest revenues                    $ 35,599            $ 3,486         $  --        $ 39,085
                                   -------------------------------------------------------------

Interest expense                     $ 11,825            $ 1,127         $  --        $ 12,952
                                   -------------------------------------------------------------

Income (loss) before
unallocated amounts:                 $  6,395            $  (347)        $(197)       $  5,851
                                   ---------------------------------------------
Unallocated amounts:
   Intangible amortization                                                              (1,092)
   Corporate expenses                                                                     (584)
                                                                                    ------------
     Consolidated income
       before taxes                                                                   $  4,175
                                                                                    ============

Net contract receivables             $140,774            $15,118         $   3        $155,895
                                   ---------------------------------------------
Other assets                                                                            16,702
                                                                                    ------------
     Total assets                                                                     $172,597
                                                                                    ============

14.  Bankruptcy remote subsidiaries

               TFC Receivables Corporation 2 and III are wholly-owned bankruptcy remote subsidiaries of TFC that were formed to facilitate certain asset-backed financing transactions requiring bankruptcy remote structure. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. These subsidiaries have issued $146.2 million of automobile receivables-backed notes of which $78.5 is outstanding at December 31, 2000. Proceeds from the issuances were used to purchase certain assets from TFC, which collateralize the notes. At December 31, 2000, these subsidiaries had total assets of $105.1 million, of which $85.8 million represented net contract receivables, $17.7 million represented restricted cash and $1.6 million represented other assets which primarily included deferred charges. All of the assets of these subsidiaries have been pledged as collateral on the automobile receivables-backed notes. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates. The automobile receivables-backed notes are further discussed in Note 5 of the Notes to Consolidated Financial Statements.

Item 9.   Changes in and Disagreements with Accountants

     On January 23, 2001, our Audit Committee approved the appointment of McGladrey & Pullen, LLP to replace the firm of Ernst & Young LLP, who declined to stand for re-election, as the independent accountants chosen to audit our financial statements for the fiscal year ending December 31, 2001. We have previously disclosed this appointment in a Current Report on Form 8-K dated January 26, 2001 filed with the Securities and Exchange Commission.

                                   PART III


     The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein, as set forth below, by reference to our definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), to be filed within 120 days after the end of the last fiscal year, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

     Information relating to directors of TFC Enterprises, Inc. and compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of TFC Enterprises, Inc. is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

     Information regarding compensation of officers and directors of TFC Enterprises, Inc. is set forth in the section entitled "Executive Compensation" in our 2001 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding ownership of certain of TFC Enterprises, Inc.'s securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in our 2001 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationship and Related Transactions

     Information regarding certain relationships and related transactions with TFC Enterprises, Inc. is set forth in the section entitled "Certain Relationships and Related Transactions" in our 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements

     The following consolidated financial statements and the Auditor's Report thereon, are included in Part II, Item 8 of this report:

     Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Operations for the Years ended
        December 31, 2000, 1999 and 1998
     Consolidated Statements of Changes in Shareholders' Equity
        for the Years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the Years ended
        December 31, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedule

     Schedule I - Financial Information of Registrant -TFC Enterprises, Inc.

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

(b)  Reports on Form 8-K (filed during the fourth quarter of 2000):

     We filed a Current Report on Form 8-K dated January 26, 2001, Commission File No. 0-22910, announcing that our Audit Committee approved the appointment of McGladrey & Pullen, LLP as our independent auditors for the fiscal year ending December 31, 2001, to replace the firm of Ernst & Young LLP who declined to stand for re-election. Also in the Form 8-K, we referenced our December 5, 2000 press release in which we announced the amendment to our Amended and Restated Motor Vehicle Installment Control Loan and Security Agreement with General Electric Capital Corporation to extend the initial term of the Loan Agreement to March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TFC ENTERPRISES, INC.


                                   By:  /s/ Robert S. Raley, Jr.
                                      -----------------------------------------
                                        Robert S. Raley, Jr.
                                        Chairman of the Board, and
                                        Chief Executive Officer


Dated:  April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                    Date
        ---------                          -----                    ----


/s/ Robert S. Raley, Jr.          Chairman of the Board,       April 2, 2001
- ----------------------------      Director and Chief Executive
Robert S. Raley, Jr.              Officer


/s/ Walter S. Boone, Jr.          Director                     April 2, 2001
- ----------------------------
Walter S. Boone, Jr.


/s/ Douglas B. Bywater            Director                     April 2, 2001
- ----------------------------
Douglas B. Bywater


/s/ Peter H. Kamin                Director                     April 2, 2001
- ----------------------------
Peter H. Kamin


/s/ Andrew M. Ockershausen        Director                     April 2, 2001
- ----------------------------
Andrew M. Ockershausen


/s/ Phillip R. Smiley             Director                     April 2, 2001
- ----------------------------
Phillip R. Smiley

        Signature                          Title                    Date
        ---------                          -----                    ----


/s/ Linwood R. Watson             Director                     March ____, 2001
- ----------------------------
Linwood R. Watson


/s/ Craig D. Poppen               Chief Financial Officer      March ____, 2001
- ----------------------------
Craig D. Poppen                   (Principal Accounting and
                                  Financial Officer)

                                 EXHIBIT INDEX

  Exhibit
    No.                                 Description
  -------                               -----------

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

 (a) 10.4 Employment Agreement between The Finance Company and Robert S. Raley, Jr. dated October 22, 1992. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

 (a) 10.5 The Finance Company 401(k) Savings Plan dated May 1, 1991, and Amendment No. 1 dated August 1, 1993. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

 (a) 10.6 TFCEI Employee Stock Purchase Plan dated December 20, 1993. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

 (a) 10.7 TFC Enterprises, Inc. 1995 Long-Term Incentive Plan. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)

     10.8 Forms of Junior Subordinated Promissory Notes. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

  Exhibit
    No.                                 Description
  -------                               -----------

     10.9 Office Lease dated June 1, 1995, by and between AFW No. 39 Corporation and The Finance Company. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)

     10.10 Lease Agreement, dated April 28, 1995, between Three Oaks Plaza, Ltd. and The Finance Company, Inc. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)

     10.11 Note purchase agreement among The Finance Company and Connecticut General Life Insurance Company ("CIGNA") and certain affiliates of CIGNA dated June 30, 1995, relating to $10,000,000 in original principal amount of 9.38% Senior Subordinated Notes due June 30, 2003. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-22910, previously filed with the Commission.)

     10.12 Amendment No. 1 to note purchase agreement, dated as of June 30, 1995, by and between The Finance Company and Connecticut General Life Insurance Company ("CIGNA") regarding CIGNA's consent to the Company's $25 million credit facility with NationsBank. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1995, Commission File No. 0-22910, previously filed with the Commission.)

     10.13 Amendment No. 2 and Waiver and Forbearance Agreement by and among The Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of January 31, 1996, relating to 9.38% Senior Subordinated Notes, dated as of January 31, 1996. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)

     10.14 Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement dated January 1, 1999 between The Finance Company and General Electric Capital Corporation. (Incorporated by reference to the Registrant's Form 8-K previously filed with the Commission, Commission File No. 0-22910, on January 29,1999.)

     10.15 TFC Enterprises, Inc. Warrant to Purchase Common Stock dated December 20, 1996. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

  Exhibit
    No.                                 Description
  -------                               -----------

     10.16 Allonge to Warrant to Purchase Common Stock dated April 4, 1997. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

     10.17 TFC Enterprises, Inc. Warrant to Purchase Common Stock dated April 4, 1997. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

 (a) 10.18     Amended and Restated Registration Rights dated April 4, 1997 between TFC Enterprises, Inc. and General Electric Capital
               Corporation. (Incorporated by reference to the Registrant's Form
               10-K for the fiscal year ended December 31, 1996, Commission File
               No. 0-22910, previously filed with the Commission.)

     10.19 Amendment No. 3 and Waiver of Note Agreement by and among The Finance Company, CIGNA, and certain affiliates of CIGNA, dated as of April 4, 1997, relating to 9.38 % Senior Subordinated Notes. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

     10.20 Loan and Security Agreement dated August 17, 1999, between First Community Finance, Inc. and Bank of America National Association. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 0-22910, previously filed with the Commission.)

     10.21 Loan and Security Agreement between PC Acceptance Corporation (name subsequently changed to PC Acceptance.com, Inc.) and Sterling National Bank. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ending March 31, 2000, Commission File No. 0-22910, previously filed with the Commission).

     10.22 Purchase Agreement between The Finance Company and TFC Receivables Corporation II dated December 1, 1999. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 0-22910, previously filed with the Commission.)

     10.23 Sale and Servicing Agreement among The Finance Company, Asset Guaranty Insurance Company, TFC Automobile Receivables Trust 1999-1, TFC Receivables Corporation 2 and Norwest Bank Minnesota, National Association dated December 1, 1999. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 0-22910, previously filed with the Commission.)

     10.24 Indenture among Asset Guaranty Insurance Company, Norwest Bank Minnesota, National Association and TFC Automobile Receivables Trust 1999-1 dated

  Exhibit
    No.                                 Description
  -------                               -----------

               December 1, 1999. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 0-22910, previously filed with the Commission.)

     10.25 Insurance and Reimbursement Agreement among The Finance Company, Asset Guaranty Insurance Company, TFC Automobile Receivables Trust 1999-1, TFC Receivables Corporation 2 and Norwest Bank Minnesota, National Association dated December 1, 1999. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 0-22910, previously filed with the Commission.)

     10.26 Purchase Agreement between The Finance Company and TFC Receivables Corporation III dated September 26, 2000. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-22910, previously filed with the Commission.)

     10.27 Sale and Servicing Agreement among The Finance Company, TFC Automobile Receivables Trust 2000-1, TFC Receivables Corporation III, Wells Fargo Bank Minnesota, National Association and Wells Fargo Financial America, Inc. dated September 26, 2000. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-22910, previously filed with the Commission.)

     10.28 Indenture between Wells Fargo Norwest Bank Minnesota, National Association and TFC Automobile Receivables Trust 2000-1 dated September 26, 2000. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-22910, previously filed with the Commission.)

     10.29 Insurance and Indemnity Agreement among The Finance Company, Financial Security Assurance Inc., TFC Automobile Receivables Trust 2000-1, TFC Receivables Corporation III, Wells Fargo Financial America, Inc., and Wells Fargo Bank Minnesota, National Association dated September 26, 2000. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-22910, previously filed with the Commission.)

     10.30 Note purchase agreement between The Finance Company and N M Rothschild & Sons Limited dated August 24, 2000. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-22910, previously filed with the Commission.)

     10.31 Amendment No. 4 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement dated November 30, 2000, between The Finance Company and General Electric Capital Corporation. (Incorporated by reference to the Registrant's Form 8-K, Commission File No. 0-22910, previously filed with the

  Exhibit
    No.                                 Description
  -------                               -----------

               Commission on January 26, 2001.)

  (b) 10.32    Amendment No. 2 to Amended and Restated Motor Vehicle Installment
               Contract and Security Agreement dated August 18, 2000 between The
               Finance Company and General Electric Capital Corporation.

  (b) 10.33    Amendment No. 3 to Amended and Restated Motor Vehicle Installment
               Contract and Security Agreement dated September 29, 2000 between
               The Finance Company and General Electric Capital Corporation.

  (b) 10.34    Senior Subordinated Debenture between First Community Finance and
               Lyndon Life Insurance Company dated December 14, 2000.

  (b) 10.35    Senior Subordinated Debenture between The Finance Company and
               Lyndon Life Insurance Company dated December 14, 2000.

  (b) 10.36    Senior Subordinated Debenture between The Finance Company and
               Live Oak Investment Company, LLC dated January 12, 2001.

  (b) 21       List of subsidiaries of TFC Enterprises, Inc.

  (b) 23       Consent of Ernst & Young LLP.

  (b) 99.2       Financial Statement Schedule I.


__________________________
(a)   Represents a management contract or compensatory plan or arrangement per
      Item 14(a)3.

(b)   Filed herewith.