Form 10-Q
period 2001-03-31
TFC ENTERPRISES INC
filed 2001-05-04
CIK 913958

                THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR

 _____________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 _____________________________________________________________________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

                                                  Yes  X    No  ___
                                                      ---

As of May 4, 2001, there were 11,455,884 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                       QUARTERLY REPORT ON FORM 10-Q FOR
                     THE THREE MONTHS ENDED MARCH 31, 2001

               Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                        Page No.
------------------------------                                        --------
Financial Highlights                                                         3

Financial Statements (Item 1)
  Consolidated Balance Sheets                                                4
  Consolidated Statements of Income                                          5
  Consolidated Statements of Changes in Shareholders' Equity                 6
  Consolidated Statements of Cash Flows                                      7
  Notes to Consolidated Financial Statements                                 8

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                         12

Quantitative and Qualitative Disclosures about Market Risk (Item 3)         18

Part II - Other Information
---------------------------

Exhibits and Reports on Form 8-K (Item 6)                                   20

Signatures                                                                  21

Index to Exhibits                                                           22

                             TFC ENTERPRISES, INC.
                             FINANCIAL HIGHLIGHTS
                                  (Unaudited)
------------------------------------------------------------------------------
                                                          Three months ended
                                                               March 31,
                                                        ----------------------
(in thousands, except per share amounts)                   2001        2000
------------------------------------------------------------------------------
Net income                                              $   1,300    $     875
Net income per basic common share                       $    0.11    $    0.08
Net income per diluted common share                     $    0.11    $    0.07
Average common shares outstanding (in thousands)           11,451       11,433
------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)
Return on average common equity                             11.17%        8.27%
Return on average assets                                     2.01         1.66
Yield on interest-earning assets                            21.47        22.93
Cost of interest-bearing liabilities                        10.35         9.62
Net interest margin                                         13.44        15.92
Operating expense as a percentage of
  average interest-earning assets (a)                       10.44        13.40
Total net charge-offs to average
  gross contract receivables,
  net of unearned interest                                  14.63        15.84
60+ days delinquencies to period-end
  gross contract receivables                                 5.46         5.65
30+ days delinquencies to period-end
  gross contract receivables                                 7.98         8.37
Total allowance, unearned discount and nonrefundable
  reserve to period end gross contract receivables,
  net of unearned interest                                  10.91        12.52
Equity to assets, period end                                18.26        19.73
------------------------------------------------------------------------------
Average balances:
Interest-earning assets (b)                             $ 259,711    $ 217,550
Total assets                                              258,635      210,904
Interest-bearing liabilities                              201,595      158,322
Equity                                                     46,526       42,353
------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a) After excluding approximately $750 of pre-tax costs associated with the consolidation of service centers, operating expense as a percentage of interest earning assets decreases to 12.15% for 2000 .
(b)    Gross contract receivables net of unearned interest revenue

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                March 31,   December 31,
---------------------------------------------------------------------------------------
(in thousands, except share amounts)                              2001          2000
---------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                       $   1,515     $   1,603
Restricted cash                                                    16,887        17,677
Net contract receivables                                          226,010       218,594
Property and equipment, net                                         2,548         2,615
Intangible assets, net                                              8,604         8,881
Other assets                                                        3,122         3,593
---------------------------------------------------------------------------------------
   Total assets                                                 $ 258,686     $ 252,963
=======================================================================================

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                       $ 122,876     $ 103,763
Automobile receivables-backed notes                                61,608        78,531
Subordinated notes and other term debt                             15,195        15,048
Accounts payable and accrued expenses                               4,241         4,291
Income taxes payable and other liabilities                          5,343         2,954
Refundable dealer reserve                                           2,197         2,454
---------------------------------------------------------------------------------------
  Total liabilities                                               211,460       207,041

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none outstanding                                           --            --
Common stock, $.01 par value, 40,000,000 shares
authorized; 11,455,884 and 11,449,559 shares issued and
outstanding, respectively                                              50            50
Additional paid-in capital                                         56,109        56,105
Retained deficit                                                   (8,933)      (10,233)
---------------------------------------------------------------------------------------
  Total shareholders' equity                                       47,226        45,922
---------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                    $ 258,686     $ 252,963
=======================================================================================

See accompanying Notes to Consolidated Financial Statements.
The December 31, 2000 numbers were extracted from the audited financial statements.

                             TFC ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three months ended
                                                                   March 31,
--------------------------------------------------------------------------------
(in thousands, except per share amounts)                        2001      2000
--------------------------------------------------------------------------------
Interest and other finance revenue                           $  13,939  $ 12,470
Interest expense                                                 5,214     3,810
--------------------------------------------------------------------------------
    Net interest revenue                                         8,725     8,660
Provision for credit losses                                        198       182
--------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses       8,527     8,478
--------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                  176       156
Other                                                              310       203
--------------------------------------------------------------------------------
    Total other revenue                                            486       359
--------------------------------------------------------------------------------
    Total net interest and other revenue                         9,013     8,837
--------------------------------------------------------------------------------

Operating expense:
Salaries                                                         3,546     3,780
Employee benefits                                                  719       769
Occupancy                                                          286       481
Equipment                                                          413       398
Amortization of intangible assets                                  278       273
Other                                                            1,534     1,589
--------------------------------------------------------------------------------
    Total operating expense                                      6,776     7,290
--------------------------------------------------------------------------------
Income before income taxes                                       2,237     1,547
Provision for income taxes                                         937       672
--------------------------------------------------------------------------------
    Net income                                               $   1,300  $    875
================================================================================

Net income per common share:
    Basic                                                    $    0.11  $   0.08
    Diluted                                                  $    0.11  $   0.07

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                             Three months ended
                                                                   March 31,
--------------------------------------------------------------------------------
(in thousands)                                                  2001      2000
--------------------------------------------------------------------------------
Common stock
Balance at beginning and end of period                       $      50  $     50
================================================================================

Additional paid-in capital
Balance at beginning of period                               $  56,105  $ 56,080
 Stock options exercised                                             4         9
--------------------------------------------------------------------------------
Balance at end of period                                     $  56,109  $ 56,089
================================================================================

Retained deficit
Balance at beginning of period                               $ (10,233) $(14,301)
  Net income (a)                                                 1,300       875
--------------------------------------------------------------------------------
Balance at end of period                                     $  (8,933) $(13,426)
================================================================================

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Three months ended
                                                                                             March 31,
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2001           2000
--------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                            $    1,300    $      875
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                          278           273
  Depreciation and other amortization                                                        706           453
  Provision for credit losses                                                                198           182
  Changes in operating assets and liabilities:
  Increase in other assets                                                                    --          (454)
  (Decrease) increase in accounts payable and accrued expenses                               (50)          724
  Increase (decrease) in income taxes payable and other liabilities                        2,389        (1,471)
  (Decrease) increase  in refundable dealer reserve                                         (257)          499
--------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                              4,564         1,081
--------------------------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                               (42,909)      (33,180)
Repayment on contract receivables                                                         35,295        22,236
Purchase of property and equipment                                                          (166)         (344)
Decrease in restricted cash                                                                  790         1,922
--------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                  (6,990)       (9,366)
--------------------------------------------------------------------------------------------------------------

Financing activities
Net borrowings on revolving lines of credit                                               19,113        16,127
Net borrowings on other debt                                                                 144            94
Payments on automobile receivables-backed notes                                          (16,923)       (8,895)
Proceeds from stock options exercised                                                          4             9
--------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               2,338         7,335
--------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                        (88)         (950)
Cash and cash equivalents at beginning of period                                           1,603         2,290
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $    1,515    $    1,340
==============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                  Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises Inc. ("TFCE") is a holding company with two primary wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") on an individual basis. Based in Norfolk, Virginia, TFC also has nine contract production offices throughout the United States in communities with a large concentration of military personnel and four full service branches located in the Western United States. FCF specializes in the direct origination and servicing of small consumer loans. FCF operates 21 branches throughout Virginia and North Carolina.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.  Contract receivables

The following is a summary of contract receivables at March 31, 2001, and December 31, 2000:

                                                           March 31,   Dec. 31,
(in thousands)                                               2001        2000
--------------------------------------------------------------------------------
Contract receivables:
  Auto finance                                             $ 277,449   $ 266,105
  Consumer finance                                            27,475      27,095
  Other                                                        4,039       4,623
--------------------------------------------------------------------------------
    Gross contract receivables                               308,963     297,823
Less:
  Unearned interest revenue                                   47,055      44,186
  Unearned discount                                            5,503       5,012
  Unearned commissions                                           704         523
  Unearned service fees, net of costs                          1,127       1,081
  Payments in process                                          5,417       5,204
  Escrow for pending acquisitions                                101         278
  Allowance for credit losses                                    871         902
  Nonrefundable reserve                                       22,175      22,043
--------------------------------------------------------------------------------
    Net contract receivables                               $ 226,010   $ 218,594
================================================================================

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

2.  Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 2001 and 2000 were as follows:

                                                          Three months ended
                                                                March 31,
-------------------------------------------------------------------------------
(in thousands)                                             2001          2000
-------------------------------------------------------------------------------

Balance at beginning of period                           $ 22,945      $ 23,496
  Provision for credit losses                                 198           182
  Allocation for credit losses                              9,444         6,904
  Charge-offs                                             (11,254)      (10,130)
  Recoveries                                                1,713         1,524
-------------------------------------------------------------------------------
 Balance at end of period                                $ 23,046      $ 21,976
===============================================================================

3.  Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 were as follows:

                                                           Three months ended
                                                               March 31,
-------------------------------------------------------------------------------
(in thousands, except per share amounts)                   2001          2000
-------------------------------------------------------------------------------
Numerator:
   Net income                                            $  1,300      $    875
-------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per
share-weighted-average shares                              11,451        11,433
                                   --------------------------------------------
  Effect of dilutive securities:
  Employee stock options                                       29           290
  Warrants                                                    231           798
                                   --------------------------------------------
  Dilutive potential
   common shares                                              260         1,088
                                   --------------------------------------------
Denominator for diluted earnings
 per share-adjusted weighted-
 average shares and assumed
  conversions                                              11,711        12,522
-------------------------------------------------------------------------------
Basic earnings per share                                 $   0.11      $   0.08
Diluted earnings per share                               $   0.11      $   0.07

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

4.  Subsequent event

On April 2, 2001 the Company completed the third securitization in sixteen months. This securitization involved approximately $80 million of automobile contracts at a 75% advance rate which resulted in approximately $60 million of cash proceeds to us before consideration of restricted cash and transaction costs. Proceeds from this transaction reduced the debt outstanding under the GECC facility to approximately $50 million.

5.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts are acquired through the purchase of dealer portfolios which was phased out in March 2001. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of smaller subsidiaries and corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

5.  Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies.

-------------------------------------------------------------------------------
(in thousands)                          Auto     Consumer
                                      Finance    Finance     Other      Total
-------------------------------------------------------------------------------
Three months ended
March 2001
Interest revenues                     $ 12,121   $  1,524   $    294   $ 13,939
                                      -----------------------------------------

Interest expense                      $  4,666   $    471   $     77   $  5,214
                                      -----------------------------------------

Income (loss) before taxes:           $  2,706   $     94   $   (141)  $  2,659

  Unallocated amounts:
  Intangible amortization                                                  (273)
  Corporate expenses                                                       (149)
                                                                       --------
  Consolidated income
   before taxes                                                        $  2,237
                                      -----------------------------------------

Net contract receivables               197,840   $ 25,489   $  2,681   $226,010
Other assets                                                             32,676
                                                                       --------
     Total assets                                                      $258,686
                                      -----------------------------------------

-------------------------------------------------------------------------------
                                        Auto     Consumer
                                      Finance    Finance     Other      Total
-------------------------------------------------------------------------------
Three months ended
March 2000
Interest revenues                     $ 11,298   $  1,172   $     --   $ 12,470
                                      -----------------------------------------

Interest expense                      $  3,453   $    357   $     --   $  3,810
                                      -----------------------------------------

Income (loss) before taxes:           $  2,103   $     24   $   (170)  $  1,957

  Unallocated amounts:
  Intangible amortization                                                  (273)
  Corporate expenses                                                       (137)
                                                                       --------
  Consolidated income
   before taxes                                                        $  1,547
                                      -----------------------------------------

Net contract receivables              $172,824   $ 19,779   $    198   $192,801
Other assets                                                             23,672
                                                                       --------
     Total assets                                                      $216,473
                                      -----------------------------------------

                             TFC ENTERPRISES, INC.
          Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations

Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale and bulk purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: the inability of the Company to obtain favorable credit facilities to replace its current facility with its principal lender, a rise in interest rates, a deterioration of credit experience, competitive pricing and other factors, the loss of or reduction in its credit facilities, or if the Company were to face increased competition. Investors are encouraged to review TFC Enterprise's SEC filings for more information about the factors affecting the Company's business. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the first quarter of 2001 was $1.3 million, or $0.11 per basic common share, compared to net income of $0.9 million, or $0.08 per basic common share, in the first quarter of 2000. Exclusive of the one-time charges of approximately $450,000 (net of tax) associated with the relocation of the Company's Bulk Service Center in the first quarter of 2000, net income for the first quarter of 2000 would have been $0.12 per basic common share.

Volume

Gross contracts purchased or originated totaled $72.8 million in the first quarter of 2001, compared to $59.8 million purchased in the first quarter of 2000. As previously announced, we phased out new Bulk Acquisitions from "Buy Here Pay Here" automobile dealers in March 2001.

                             TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months ended March 31, 2001 and 2000:

                                                    Three months ended
                                                          March 31,
---------------------------------------------------------------------------
(in thousands)                                    2001               2000
---------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                               $ 51,738           $ 36,383
    Bulk                                          13,519             14,798
  Consumer finance                                 7,564              5,909
---------------------------------------------------------------------------
    Total                                       $ 72,821           $ 59,790
===========================================================================

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                  3,638              2,753
    Bulk                                           2,279              2,878
 Consumer finance                                  3,215              2,856
---------------------------------------------------------------------------
    Total                                          9,132              8,487
===========================================================================

Net interest revenue

Net interest revenue for the first quarter of 2001 and the first quarter of 2000 totaled $8.7 million. The yield on interest-earning assets was 21.47% in the first quarter of 2001, compared to 22.93% in the first quarter of 2000. The decrease in yield reflects a more competitive program for our dealers while continuing to maintain our underwriting standards.

The cost of interest-bearing liabilities increased to 10.35% for the first quarter of 2001 from 9.62% for the first quarter of 2000. The Company continues to explore ways to reduce its overall cost of interest bearing liabilities.

Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended March 31, 2001 and 2000:

                                                         Three months ended
                                                             March 31,
------------------------------------------------------------------------------
 (in thousands)                                         2001            2000
------------------------------------------------------------------------------
 Average interest earning assets (a)                 $ 259,711       $ 217,550
 Average interest bearing liabilities                  201,595         158,322
------------------------------------------------------------------------------
 Net interest earning assets                         $  58,116       $  59,228
==============================================================================

 Interest and other finance revenue                  $  13,939       $  12,470
 Interest expense                                        5,214           3,810
------------------------------------------------------------------------------
 Net interest revenue                                $   8,725       $   8,660
==============================================================================

 Yield on interest-earning assets                        21.47%          22.93%
 Cost of interest-bearing liabilities                    10.35            9.62
------------------------------------------------------------------------------
 Net interest spread                                     11.12%          13.31%
==============================================================================

 Net interest margin (b)                                 13.44%          15.92%
==============================================================================

(a)  Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 10.44% for the first quarter of 2001 from 13.40% for the first quarter of 2000. The first quarter of 2000 includes a one-time charge of approximately $750,000 (pre-tax) relating primarily to severance costs, duplicate payroll costs, and lease termination charges associated with the relocation of the Jacksonville Service Center to Norfolk, Virginia. The relocation was completed prior to March 31, 2000. The Company accrued all costs prior to March 31, 2000 and only lease termination charges of approximately $200,000 were unpaid at March 31, 2000. Excluding these costs, operating expense as percentage of interest-earning assets would have been 12.15%.

Provision for income taxes

The effective tax rate for the first quarter of 2001 and 2000 of approximately 41.9% and 43.5%, respectively for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                             TFC ENTERPRISES, INC.

                              Financial Condition
                              -------------------

Assets

Total assets increased by $5.7 million, or 2%, to $258.7 million at March 31, 2001, from $253.0 million at December 31, 2000. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at March 31, 2001 and December 31, 2000:

                                                      March 31,    Dec. 31,
(in thousands)                                          2001         2000
----------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                       $ 147,687    $ 136,967
  Bulk                                                   50,154       53,619
Consumer finance                                         28,169       28,008
----------------------------------------------------------------------------
    Total                                             $ 226,010    $ 218,594
============================================================================

Liabilities

Total liabilities were $211.5 million at March 31, 2001, an increase of $4.4 million, or 2%, from $207.0 million at December 31, 2000. The increase in liabilities compared with year-end 2000 primarily reflected increased borrowings under the Company's credit facilities resulting from the increase in net contract receivables.

                          Credit Quality and Reserves
                          ---------------------------

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $9.0 million in the first quarter of 2001, representing an annualized rate of 14.1% of average contract receivables net of unearned interest revenue. This compares to $8.4 million, or 17.1%, in the first quarter of 2000.

Auto finance contract receivables- Provision for credit losses

TFC's primary business involves purchasing installment sales contracts at a discount from the remaining principal balance on both a bulk (which was phased out in March 2001) and point-of-sale basis. A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied. The remaining portion of the discount, if any, is recorded as unearned discount and accreted to income using the interest method over the contractual life of the related receivables. Additional amounts necessary to cover estimated future credit losses are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

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

Auto finance contract receivables- Reserves

The static pool reserve methodology is used to analyze and reserve for our credit losses. This methodology allows us to stratify the portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the estimated loss for each pool year. These combined estimated losses are reduced by estimated future recoveries that are based on historical recovery performance to establish the estimated required reserve for credit losses. Estimates are reviewed regularly and if necessary, revised to reflect historical experience if it deviates materially from the estimates.

At March 31, 2001 the combination of TFC's allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $27.1 million, or 11.7%, of contract receivables net of unearned interest revenue. This compares to $26.2 million, or 11.7%, at December 31, 2000.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $2.2 million at March 31, 2001 and $2.5 million at December 31, 2000. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at March 31, 2001, of 11.7% are less than net charge-offs as a percentage of average net contracts receivable for the three months ended March 31, 2001, of 14.1% on an annualized basis. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-offs that are not reflected in the current year charge-offs percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management monthly. In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen. Finally the ratio is lower due to an increase in the portion of the portfolio with lower expected loss because of the credit profile of the debtor.

                             TFC ENTERPRISES, INC.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.2 million in the first quarter of 2001 and $0.1 million in the first quarter of 2000, representing an annualized rate of 3.26% and 3.26% of average gross contract receivables net of unearned interest revenue, respectively. The provision for credit losses was $0.2 million for the first quarter of 2001 and 2000 and the allowance for credit losses was $0.8 million or 3.47% and $0.9 million or 5.24% of outstanding gross contract receivables at March 31, 2001 and December 31, 2000, respectively. Management has established the level of allowance that it considers to be adequate based on FCF's experience through March 31, 2001.

Charge-offs net of recoveries, by line of business, for the three months ended March 31, 2001 and 2000, were as follows:

                                                          Three months ended
                                                                March 31,
-------------------------------------------------------------------------------
  (in thousands)                                          2001           2000
-------------------------------------------------------------------------------
  Auto finance:
    Point-of-sale                                        $ 5,853        $ 4,978
    Bulk                                                   3,171          3,458
  Consumer finance                                           192            170
  Other                                                      324             --
-------------------------------------------------------------------------------
      Total                                              $ 9,540        $ 8,606
===============================================================================

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $15.4 million, or 5.6% of gross auto finance contract receivables at March 31, 2001, compared to $16.1 million, or 6.1%, at December 31, 2000. Gross auto finance contract receivables that were 30 days or more past due totaled $22.5 million, or 8.1% of gross auto finance contract receivables at March 31, 2001, compared to $25.1 million, or 9.4%, at December 31, 2000.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $0.9 million, or 3.1% of gross receivables at March 31, 2001, compared to $0.9 million, or 3.3% at December 31, 2000. Gross consumer finance receivables that were 30 days or more past due totaled $1.3 million, or 4.6% of gross receivables at March 31, 2001, compared to $1.4 million, or 5.0% at December 31, 2000.

Delinquency at March 31, 2001 and December 31, 2000 was as follows:

                                                           March 31,   Dec. 31,
(in thousands)                                               2001        2000
-------------------------------------------------------------------------------
Gross contract receivables                                  308,963     297,823
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                 $ 16,876    $ 17,284
     Percent of total gross contract receivables               5.46%       5.80%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                 $ 24,669    $ 26,992
     Percent of total gross contract receivables               7.98%       9.06%

                             TFC ENTERPRISES, INC.

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity management

As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased to $1.5 million for the first quarter of 2001. The decrease reflected $4.6 million of net cash provided by operating activities and $2.3 million in net cash provided by financing, offset by $7.0 million of net cash used in investing activities. Net cash used in investing activities principally reflected $42.9 million in net purchases of contract receivables. Net cash provided by financing activities reflected $19.1 million of net borrowings on our revolving lines of credit and $16.9 million received under the receivable backed notes. For the first three months of 2000, cash and cash equivalents decreased to $1.3 million. This reflected $1.1 million of net cash provided by operating activities and $7.3 million of net cash provided by financing activities entirely offset by $9.4 million of net cash used in investing activities. Net cash used in investing activities resulted from net cost of acquiring contract receivables exceeding the repayment of contract receivables. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit used to fund the increase in net contract receivables.

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

          Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

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

                             TFC ENTERPRISES, INC.

the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

There have been no material changes in the quantitative and qualitative disclosures about market risk since the filing of the December 31, 2000 Form 10-K.

                          PART II. OTHER INFORMATION

ITEM 6.      Exhibits and Reports of Form 8-K

  (a) Exhibits

      10.1 Amended And Restated Motor Vehicle Installment Contract Loan And Security Agreement between THE Finance Company and General Electric Capital Corporation.

  (b) Reports on Form 8-K

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

      We filed a Current Report on Form 8-K dated April 19, 2001, Commission File No. 0-22910, announcing that Ernst & Young had completed the audit for the fiscal year ended December 31, 2000 and their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report. Also in the Form 8-K, we referenced our April 5, 2001 press release in which we announced the promotion of Denise Newlon to Vice President of Finance and principal accounting officer.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TFC ENTERPRISES, INC.
                                                      (Registrant)

Date: May 4, 2001                        By: /s/ Robert S. Raley Jr.
                                             -----------------------
                                             Robert S. Raley, Jr.
                                             Chairman, Chief Executive Officer
                                             and Director



Date: May 4, 2001                        By: /s/ Ronald G. Tray
                                             ------------------
                                             Ronald G. Tray
                                             President and Chief Financial
                                             Officer

                               Index to Exhibits

Exhibit No.    Description

ITEM 6.        Exhibits and Reports of Form 8-K

     (a) Exhibits

         10.1 Amended And Restated Motor Vehicle Installment Contract Loan And Security Agreement between THE Finance Company and General Electric Capital Corporation.

     (b) Reports on Form 8-K

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

         We filed a Current Report on Form 8-K dated April 19, 2001, Commission File No. 0-22910, announcing that Ernst & Young had completed the audit for the fiscal year ended December 31, 2000 and their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report. Also in the Form 8-K, we referenced our April 5, 2001 press release in which we announced the promotion of Denise Newlon to Vice President of Finance and principal accounting officer.