Form 10-Q
period 2001-06-30
TFC ENTERPRISES INC
filed 2001-08-07
CIK 913958

                THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                       AND EXCHANGE COMMISSION VIA EDGAR

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

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

                                Yes   X      No
                                    -----       -----

As of August 06, 2001, there were 11,459,631 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                       QUARTERLY REPORT ON FORM 10-Q FOR
                 THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

               Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                                     Page No.
------------------------------                                                     --------
Financial Highlights                                                                      3

Financial Statements- unaudited (Item 1)
  Consolidated Balance Sheets                                                             4
  Consolidated Statements of Operations                                                 5-6
  Consolidated Statements of Changes in Shareholders' Equity                              7
  Consolidated Statements of Cash Flows                                                   8
  Notes to Consolidated Financial Statements                                              9

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                                      14

Quantitative and Qualitative Disclosures about Market Risk (Item 3)                      20

Part II - Other Information
---------------------------

Submission of Matters to a Vote of Security Holders (Item 4)                             21

Exhibits and Reports on Form 8-K (Item 6)                                                21

Signatures                                                                               23

Index to Exhibits                                                                        24

                             TFC ENTERPRISES, INC.
                             FINANCIAL HIGHLIGHTS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                Six months
                                                                           June 30,                    ended June 30,
                                                                ------------------------------ -----------------------------
(in thousands, except per share amounts)                                 2001            2000           2001           2000
----------------------------------------------------------------------------------------------------------------------------
Net income                                                          $   1,679       $   1,284      $   2,978      $   2,159

Net income per basic common share                                   $    0.15       $    0.11      $    0.26      $    0.19

Net income per diluted common share                                 $    0.14       $    0.10      $    0.25      $    0.18

Average common shares outstanding (in thousands)                       11,457          11,434         11,454         11,433
----------------------------------------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)

Return on average common equity                                         13.98%          11.84%         12.60%         10.07%

Return on average assets                                                 2.56            2.32           2.28           2.00

Yield on interest-earning assets                                        20.77           22.40          21.15          22.67

Cost of interest-bearing liabilities                                     9.91           10.00          10.11           9.82

Net interest margin                                                     13.03           14.96          13.25          15.44

Operating expense as a percentage of
  average interest-earning assets                                        9.02           11.61           9.74          12.49

Total net charge-offs to average
  gross contract receivables, net of unearned interest                  13.68           14.34          14.35          15.07

60+ days delinquencies to period-end
  gross contract receivables                                             5.60            5.67           5.60           5.67

30+ days delinquencies to period-end
  gross contract receivables                                             8.48            8.87           8.48           8.87

Total allowance, nonrefundable reserve and unearned
discount to period end gross contract receivables,
 net of unearned interest                                                9.97           11.69           9.97          11.69

Equity to assets, period end                                            18.65           19.59          18.65          19.59
----------------------------------------------------------------------------------------------------------------------------
Average balances:

Interest-earning assets (a)                                         $ 259,342       $ 227,893      $ 259,186      $ 222,568

Total assets                                                          262,476         221,668        260,823        216,259

Interest-bearing liabilities                                          202,487         169,513        202,379        163,904

Equity                                                                 48,038          43,371         47,290         42,883
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

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                June 30,              December 31,
---------------------------------------------------------------------------------------------------
(in thousands, except share amounts)                                2001                   2000(a)
---------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                       $    645                  $  1,603

Restricted cash                                                   23,100                    17,677

Net contract receivables                                         222,632                   218,594

Property and equipment, net                                        2,396                     2,615

Intangible assets, net                                             8,326                     8,881

Other assets                                                       5,116                     3,593
---------------------------------------------------------------------------------------------------
  Total assets                                                  $262,215                  $252,963
===================================================================================================

Liabilities and shareholders' equity

Liabilities:

Revolving lines of credit                                       $ 89,794                  $103,763

Automobile receivables-backed notes                               97,121                    78,531

Other debt                                                        15,281                    15,048

Accounts payable and accrued expenses                              4,293                     4,291

Income taxes payable and other liabilities                         5,462                     2,954

Refundable dealer reserve                                          1,356                     2,454
---------------------------------------------------------------------------------------------------
 Total liabilities                                               213,307                   207,041

Shareholders' equity:

Preferred stock, $.01 par value, 1,000,000 shares
authorized; none outstanding                                          --                        --

Common stock, $.01 par value, 40,000,000 shares
authorized; 11,459,631 and 11,449,559 shares issued and
outstanding, respectively                                             50                        50

Additional paid-in capital                                        56,113                    56,105

Retained deficit                                                  (7,255)                  (10,233)
---------------------------------------------------------------------------------------------------
 Total shareholders' equity                                       48,908                    45,922
---------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                     $262,215                  $252,963
===================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(a) Numbers are extracted from audited information.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                               Six months ended
                                                                                                    June 30,
--------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                       2001          2000
--------------------------------------------------------------------------------------------------------------------
Interest and other finance revenue                                                            $27,404       $25,234

Interest expense                                                                               10,232         8,049
--------------------------------------------------------------------------------------------------------------------
    Net interest revenue                                                                       17,172        17,185

Provision for credit losses                                                                       522           351
--------------------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                                     16,650        16,834
--------------------------------------------------------------------------------------------------------------------

Other revenue:

Commissions on ancillary products                                                                 400           311

Other                                                                                             656           513
--------------------------------------------------------------------------------------------------------------------
    Total other revenue                                                                         1,056           824
--------------------------------------------------------------------------------------------------------------------
    Total net interest and other revenue                                                       17,706        17,658
--------------------------------------------------------------------------------------------------------------------

Operating expense:

Salaries                                                                                        6,608         7,100

Employee benefits                                                                               1,248         1,383

Occupancy                                                                                         575           723

Equipment                                                                                         762           792

Amortization of intangible assets                                                                 555           547

Other                                                                                           2,877         3,358
--------------------------------------------------------------------------------------------------------------------
    Total operating expense                                                                    12,625        13,903
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                      5,081         3,755

Provision for income taxes                                                                      2,103         1,596
--------------------------------------------------------------------------------------------------------------------
    Net income                                                                                $ 2,978       $ 2,159
====================================================================================================================

Net income per common share:

    Basic                                                                                     $  0.26       $  0.19

    Diluted                                                                                   $  0.25       $  0.18

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                        Three months ended
                                                                      June 30,      June 30,
-----------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                2001          2000
-----------------------------------------------------------------------------------------------
Interest and other finance revenue                                       $13,464       $12,764

Interest expense                                                           5,017         4,239
-----------------------------------------------------------------------------------------------
    Net interest revenue                                                   8,447         8,525
-----------------------------------------------------------------------------------------------
Provision for credit losses                                                  324           169
-----------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                 8,123         8,356

Other revenue:

Commissions on ancillary products                                            225           155

Other                                                                        346           310
-----------------------------------------------------------------------------------------------
    Total other revenue                                                      571           465
-----------------------------------------------------------------------------------------------
Total net interest and other revenue                                       8,694         8,821

Operating expense:

Salaries                                                                   3,062         3,320

Employee benefits                                                            529           614

Occupancy                                                                    289           242

Equipment                                                                    349           394

Amortization of intangible assets                                            278           274

Other                                                                      1,342         1,769
-----------------------------------------------------------------------------------------------
    Total operating expense                                                5,849         6,613
-----------------------------------------------------------------------------------------------
Income before income taxes                                                 2,845         2,208

Provision for income taxes                                                 1,166           924
-----------------------------------------------------------------------------------------------
    Net income                                                           $ 1,679       $ 1,284
===============================================================================================

Net income per common share:

    Basic                                                                $  0.15       $  0.11

    Diluted                                                              $  0.14       $  0.10

                             TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                              Six months ended
                                                                                                 June 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                               2001          2000
-----------------------------------------------------------------------------------------------------------------
Common stock
Balance at beginning and end of period                                                     $     50      $     50
=================================================================================================================

Additional paid-in capital
Balance at beginning of period                                                             $ 56,105      $ 56,080
 Stock options exercised                                                                          8             9
-----------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                   $ 56,113      $ 56,089
=================================================================================================================

Retained deficit
Balance at beginning of period                                                             $(10,233)     $(14,301)
  Net income (a)                                                                              2,978         2,159
-----------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                   $ (7,255)     $(12,142)
=================================================================================================================

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six months ended
                                                                                             June 30,
------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2001          2000
------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                           $   2,978     $   2,159
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                        555           547
  Depreciation and other amortization                                                    1,329           883
  Provision for credit losses                                                              522           351
  Changes in operating assets and liabilities:
  Increase in other assets                                                              (2,417)         (619)
  (Decrease) increase in accounts payable and accrued expenses                               2          (214)
  (Decrease) increase in income taxes payable and other liabilities                      2,508        (2,432)
  (Decrease) increase in refundable dealer reserve                                      (1,098)          607
------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                            4,379         1,282
------------------------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                             (73,183)      (76,894)
Repayment on contract receivables                                                       68,623        60,125
Purchase of property and equipment                                                        (211)         (763)
Decrease in restricted cash                                                             (5,423)        1,438
------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                               (10,194)      (16,094)
------------------------------------------------------------------------------------------------------------

Financing activities
Net (payments) borrowings on revolving lines of credit                                 (13,969)       33,935
Net borrowings on other debt                                                               228           277
Borrowings on automobile receivables-backed notes                                       60,225            --
Payments on automobile receivables-backed notes                                        (41,635)      (18,281)
Proceeds from stock options exercised                                                        8             9
------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             4,857        15,940
------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                          (958)        1,128
Cash and cash equivalents at beginning of period                                         1,603         2,290
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $     645     $   3,418
============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                  Notes to Consolidated Financial Statements

1.   Summary of significant accounting policies

Organization and business

TFC Enterprises Inc., ("TFCE") is a holding company with two primary wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, motorcycles (collectively "vehicles") on an individual basis. Based in Norfolk, Virginia, TFC has nine contract production offices throughout the United States in communities with a large concentration of military personnel and four full service branches located in the Western United States. FCF specializes in the direct origination and servicing of small consumer loans. FCF operates 21 branches throughout Virginia and North Carolina.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.   Contract receivables

The following is a summary of contract receivables at June 30, 2001, and December 31, 2000:

                                                           June 30,     Dec. 31,
(in thousands)                                               2001         2000
--------------------------------------------------------------------------------
Contract receivables:
  Auto finance                                             $271,578     $266,105
  Consumer finance                                           28,857       27,095
  Other                                                       2,965        4,623
--------------------------------------------------------------------------------
    Gross contract receivables                              303,400      297,823
Less:
  Unearned interest revenue                                  47,675       44,186
  Unearned discount                                           4,620        5,012
  Unearned commissions                                        1,016          523
  Unearned service fees, net of costs                         1,122        1,081
  Payments in process                                         5,453        5,204
  Escrow for pending acquisitions                                 7          278
  Allowance for credit losses                                   866          902
  Nonrefundable reserve                                      20,009       22,043
--------------------------------------------------------------------------------
    Net contract receivables                               $222,632     $218,594
================================================================================

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

2.   Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months and six months ended June 30, 2001 and 2000 were as follows:

                                                  Three months ended             Six months ended
                                                       June 30,                      June 30,
-----------------------------------------------------------------------------------------------------
(in thousands)                                   2001            2000           2001          2000
-----------------------------------------------------------------------------------------------------
Balance at beginning of period                $  23,046         $ 21,976      $  22,945      $ 23,496
  Provision for credit losses                       324              169            522           351
  Allocation for credit losses                    6,373            7,323         15,817        14,227
  Charge-offs                                   (10,496)          (9,683)       (21,750)      (19,813)
  Recoveries                                      1,628            1,522          3,341         3,046
-----------------------------------------------------------------------------------------------------
 Balance at end of period                     $  20,875         $ 21,307      $  20,875      $ 21,307
=====================================================================================================

3.   Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                  Three months ended             Six months ended
                                                       June 30,                       June 30,
-----------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)         2001             2000           2001          2000
-----------------------------------------------------------------------------------------------------
Numerator:
 Net income                                     $ 1,679          $ 1,284        $ 2,978       $ 2,159
-----------------------------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per
share-weighted-average shares                    11,457           11,433         11,454        11,433
                                             --------------------------------------------------------
   Effect of dilutive securities:
   Employee stock options                            55              166             43           197
   Warrants                                         421              660            326           741
                                             --------------------------------------------------------
   Dilutive potential common
    shares                                          476              826            369           938
                                             --------------------------------------------------------
Denominator for diluted earnings
 per share-adjusted  weighted-
 average shares and assumed
 conversions                                     11,933           12,259         11,823        12,371
-----------------------------------------------------------------------------------------------------
Basic earnings per share                        $  0.15          $  0.11        $  0.26       $  0.19
Diluted earnings per share                      $  0.14          $  0.10        $  0.25       $  0.18

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

4.   Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts were acquired through the purchase of dealer portfolios which was phased out in March 2001. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of smaller subsidiaries and corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)

4.   Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies as presented in the annual report at December 31, 2000.

--------------------------------------------------------------------------------------------------------------
(in thousands)                                                 Consumer
                                         Auto Finance          Finance               Other             Total
--------------------------------------------------------------------------------------------------------------
Three months ended
June 2001
Interest revenues                            $ 11,704           $ 1,566             $  194            $ 13,464
                                        ----------------------------------------------------------------------

Interest expense                             $  4,563           $   404             $   50            $  5,017
                                        ----------------------------------------------------------------------

Income (loss) before taxes:                  $  3,071           $   126             $   18            $  3,215

  Unallocated amounts:
  Intangible amortization                                                                                 (273)
  Corporate expenses                                                                                       (97)
                                                                                                  ------------
  Consolidated income before
    taxes                                                                                             $  2,845
                                        ----------------------------------------------------------------------

Net contract receivables                     $193,697           $26,528             $2,407            $222,632
Other assets                                                                                            39,583
                                                                                                  ------------
   Total assets                                                                                       $262,215
                                        ----------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                               Consumer
                                         Auto Finance          Finance               Other             Total
--------------------------------------------------------------------------------------------------------------
Three months ended
June 2000
Interest revenues                            $ 11,474           $ 1,285              $   5            $ 12,764
                                        ----------------------------------------------------------------------

Interest expense                             $  3,842           $   396              $   1            $  4,239
                                        ----------------------------------------------------------------------


Income (loss) before taxes:                  $  2,790           $   116              $(317)           $  2,589

  Unallocated amounts:
  Intangible amortization                                                                                 (273)
  Corporate expenses                                                                                      (108)
                                                                                                  ------------
  Consolidated income before
    taxes                                                                                             $  2,208
                                        ----------------------------------------------------------------------

Net contract receivables                     $175,635           $22,235              $ 282            $198,152
Other assets                                                                                            23,673
                                                                                                  ------------
   Total assets                                                                                       $224,575
                                        ----------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
            Notes to Consolidated Financial Statements (continued)


4.  Segments (continued)

----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                 Consumer
                                         Auto Finance          Finance               Other               Total
----------------------------------------------------------------------------------------------------------------------
Six months ended June 2001
Interest revenues                        $  23,825            $  3,090             $   489           $  27,404
                                      --------------------------------------------------------------------------------

Interest expense                         $   9,229            $    876             $   127           $  10,232
                                      --------------------------------------------------------------------------------


Income (loss) before taxes:              $   5,777            $    221             $  (124)          $   5,874

  Unallocated amounts:
  Intangible amortization                                                                                 (546)
  Corporate expenses                                                                                      (247)
                                                                                                   -------------------
  Consolidated income
   before taxes                                                                                      $   5,081
                                      --------------------------------------------------------------------------------

Contract receivables                     $ 193,697            $ 26,528             $ 2,407           $ 222,632
Other assets                                                                                            39,583
                                                                                                   -------------------
     Total assets                                                                                    $ 262,215
                                      --------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                               Consumer
                                         Auto Finance          Finance               Other               Total
----------------------------------------------------------------------------------------------------------------------
Six months ended June 2000
Interest revenues                        $   22,772          $  2,457             $     5             $   25,234
                                      --------------------------------------------------------------------------------

Interest expense                         $    7,295          $    753             $     1             $    8,049
                                      --------------------------------------------------------------------------------


Income (loss) before taxes:              $    4,893          $    140             $  (487)            $    4,546

  Unallocated amounts:
  Intangible amortization                                                                                   (546)
  Corporate expenses                                                                                        (245)
                                                                                                   -------------------
  Consolidated income
   before taxes                                                                                       $    3,755
                                      --------------------------------------------------------------------------------

Contract receivables                     $  175,635          $ 22,235             $   282             $  198,152
Other assets                                                                                              23,673
                                                                                                   -------------------
     Total assets                                                                                     $  224,575
                                      --------------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
          Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations

Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: the inability of the Company to obtain favorable credit facilities to replace its current facility with its principal lender, a rise in interest rates, a deterioration of credit experience, competitive pricing and other factors, the loss of or reduction in its credit facilities, or if the Company were to face increased competition. Investors are encouraged to review TFC Enterprise's SEC filings for more information about the factors affecting the Company's business. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the second quarter of 2001 was $1.7 million, or $0.15 per basic common share, compared to net income of $1.3 million, or $0.11 per basic common share, in the second quarter of 2000. Net income for the first six months of 2001 increased to $3.0 million, or $0.26 per basic common share, compared to net income of $2.2 million, or $0.19 per basic common share, for the first six months of 2000. The primary reasons for the increased 2001 income are an increase in interest and other revenue and a reduction in operating expenses.

Volume

Gross contracts purchased or originated totaled $55.6 million in the second quarter of 2001, compared to $66.0 million purchased in the second quarter of 2000. For the first six months of 2001, gross contracts purchased or originated totaled $128.4 million compared to the $125.8 million purchased during the first six months of 2000. As previously announced, the Company ceased purchasing contracts in bulk acquisitions in March 2001.

                             TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three and six months ended June 30, 2001 and 2000:

                                                             Three months ended              Six months ended
                                                                  June 30,                        June 30,
----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                 2001            2000            2001            2000
----------------------------------------------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                            $ 45,116        $ 34,277        $ 96,849        $ 70,659
    Bulk                                                          132          21,964          13,651          39,463
  Consumer finance                                             10,313           9,729          17,877          15,638
----------------------------------------------------------------------------------------------------------------------
    Total                                                    $ 55,561        $ 65,970        $128,377        $125,760
======================================================================================================================

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                               3,191           2,548           8,511           5,301
    Bulk                                                           25           4,064             622           6,942
 Consumer finance                                               5,042           4,991           8,257           7,847
----------------------------------------------------------------------------------------------------------------------
    Total                                                       8,258          11,603          17,390          20,090
======================================================================================================================

Net interest revenue

Net interest revenue totaled $8.5 million for the second quarter of 2001 and for the second quarter of 2000.

The yield on interest-earning assets was 20.77% in the second quarter of 2001, compared to 22.40% in the second quarter of 2000. For the first half of 2001, the yield on interest-earning assets was 21.15% compared to 22.67% for the first half of 2000. The decrease in yield reflects a more competitive pricing program for our dealers while continuing to maintain prudent underwriting standards.

The cost of interest-bearing liabilities decreased to 9.91% for the second quarter of 2001 from 10.00% for the second quarter of 2000 and increased to 10.11% for the first six months of 2001, compared with 9.82% for the first six months of 2000. The Company continues to explore ways to reduce its interest-rate risk and the overall cost of interest-bearing liabilities. The cost of interest-bearing liabilities has not decreased in relation to the LIBOR rate as a result of the Company having more fixed rate debt.

                             TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three and six months ended June 30, 2001 and 2000:

                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,
---------------------------------------------------------------------------------------------------------------------
 (in thousands)                                              2001            2000            2001            2000
---------------------------------------------------------------------------------------------------------------------
 Average interest -earning assets (a)                      $ 259,342       $ 227,893      $  259,186       $ 222,568
 Average interest-bearing liabilities                        202,487         169,513         202,379         163,904
---------------------------------------------------------------------------------------------------------------------
 Net interest earning assets                               $  56,855       $  58,380      $   56,807       $  58,664
=====================================================================================================================

 Interest and other finance revenue                        $  13,464       $  12,764      $   27,404       $  25,234
 Interest expense                                              5,017           4,239          10,232           8,049
---------------------------------------------------------------------------------------------------------------------
 Net interest revenue                                      $   8,447       $   8,525      $   17,172       $  17,185
=====================================================================================================================

 Yield on interest-earning assets                              20.77%          22.40%          21.15%          22.67%
 Cost of interest-bearing liabilities                           9.91           10.00           10.11            9.82
---------------------------------------------------------------------------------------------------------------------
 Net interest spread                                           10.86%          12.40%          11.04%          12.85%
=====================================================================================================================

 Net interest margin (b)                                       13.03%          14.96%          13.25%          15.44%
=====================================================================================================================

(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 9.02% for the second quarter of 2001 from 11.61% for the second quarter of 2000 and to 9.74% for the first six months of 2001 from 12.49% for the first six months of 2000.

Provision for income taxes

The effective tax rate for the second quarter and first half of 2001 of approximately 41% and the second quarter and first half of 2000 of approximately 43% for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                             TFC ENTERPRISES, INC.

                              Financial Condition
                              -------------------

Assets

Total assets increased by $9.2 million, or 3.7%, to $262.2 million at June 30, 2001, from $253.0 million at December 31, 2000. The increase was primarily attributable to an increase in net contract receivables.

Net contract receivables were as follows at June 30, 2001 and December 31, 2000:

                                                                                      June 30,            Dec. 31,
 (in thousands)                                                                         2001                2000
---------------------------------------------------------------------------------------------------------------------
 Auto finance:
   Point-of-sale                                                                        $153,846          $ 136,967
   Bulk                                                                                   39,851             53,619
 Consumer finance                                                                         28,935             28,008
---------------------------------------------------------------------------------------------------------------------
     Total                                                                              $222,632          $ 218,594
=====================================================================================================================

Liabilities

Total liabilities were $213.3 million at June 30, 2001, an increase of $6.3 million, or 3.0%, from $207.0 million at December 31, 2000. The increase in liabilities was primarily attributable to increased borrowings under the Company's credit facilities resulting from the increase in net contract receivables.

                          Credit Quality and Reserves
                          ---------------------------

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $8.0 million in the second quarter of 2001, representing an annualized rate of 14.0% of average contract receivables net of unearned interest revenue. This compares to $8.0 million, or 15.6%, in the second quarter of 2000. For the first six months of 2001, net charge-offs were $17.0 million, or 14.9%, of average contract receivables net of unearned interest revenue. This compares to $16.5 million, or 16.4%, of average contract receivables net of unearned interest revenue in the first six months of 2000.

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

Auto finance contract receivables- Reserves

The static pool reserve methodology is used to analyze and reserve for our credit losses. This methodology allows TFC to stratify the portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the estimated loss for each pool year. These combined estimated losses are reduced by estimated future recoveries that are based on historical recovery performance to establish the estimated required reserve for credit losses. Estimates are reviewed regularly and if necessary, revised to reflect historical experience if it deviates materially from the estimates.

At June 30, 2001 the combination of TFC's allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $24.4 million, or 10.6%, of contract receivables net of unearned interest revenue. This compares to $26.2 million, or 11.7%, at December 31, 2000.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $1.4 million at June 30, 2001 and $2.5 million at December 31, 2000. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at June 30, 2001, of 10.6% are less than net charge-offs as a percentage of average net contracts receivable for the six months ended June 30, 2001, of 14.0% on an annualized basis. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-offs that are not reflected in the current year charge-offs percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management monthly. In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen. Finally the ratio is lower due to an increase in the portion of the portfolio with lower expected loss because of the credit profile of the debtor.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.3 million in the second quarter of 2001 and $0.1 million in the second quarter of 2000, representing an annualized rate of 4.1% and 2.7% of average gross contract receivables net of unearned interest revenue, respectively. For the first six months of 2001 and 2000, net charge-offs to the allowance for credit losses were $0.5 million and $0.3 million, representing an annualized rate of 3.5% and 3.0%, respectively. The provision for credit losses was $0.3 million for the second quarter of 2001 and $0.2 million for the second quarter of 2000 and the allowance for credit losses and nonrefundable reserve was $1.0 million or 3.40% and $0.8 million or 3.47% of outstanding gross contract receivables at June 30, 2001 and December 31, 2000, respectively. Management has established the level of allowance that it considers to be adequate based on FCF's experience through June 30, 2001.

                             TFC ENTERPRISES, INC.

Charge-offs net of recoveries, by line of business, for the three and six months ended June 30, 2001 and 2000, were as follows:

                                                                Three months ended             Six months ended
                                                                     June 30,                      June 30,
--------------------------------------------------------------------------------------------------------------------
  (in thousands)                                                2001           2000          2001           2000
--------------------------------------------------------------------------------------------------------------------
  Auto finance:
    Point-of-sale                                              $ 5,383        $ 4,180       $ 11,683       $  9,158
    Bulk                                                         2,656          3,834          5,380          7,292
  Consumer finance                                                 284            147            476            317
  Other                                                            545             --            870             --
--------------------------------------------------------------------------------------------------------------------
      Total                                                    $ 8,868        $ 8,161       $ 18,409       $ 16,767
--------------------------------------------------------------------------------------------------------------------

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $15.6 million, or 5.4% of gross auto finance contract receivables at June 30, 2001, compared to $16.1 million, or 6.1%, at December 31, 2000. Gross auto finance contract receivables that were 30 days or more past due totaled $23.6 million, or 8.0% of gross auto finance contract receivables at June 30, 2001, compared to $25.1 million, or 9.4%, at December 31, 2000.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $1.1 million, or 3.7% of gross receivables at June30, 2001, compared to $0.9 million, or 3.3% at December 31, 2000. Gross consumer finance receivables that were 30 days or more past due totaled $1.5 million, or 5.3% of gross receivables at June 30, 2001, compared to $1.4 million, or 5.0% at December 31, 2000.

Delinquency at June 30, 2001 and December 31, 2000 was as follows:

                                                                                         June 30,            Dec. 31,
(in thousands)                                                                             2001                2000
---------------------------------------------------------------------------------------------------------------------
Gross contract receivables                                                                303,400            297,823
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                                               $ 17,003           $ 17,284
     Percent of total gross contract receivables                                             5.60%              5.80%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                                               $ 25,740           $ 26,992
     Percent of total gross contract receivables                                             8.48%              9.06%

                             TFC ENTERPRISES, INC.

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity management

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $1.0 million in the first six months of 2001, to $0.6 million at June 30, 2001. The decrease reflected $4.9 million of net cash provided by financing activities and $4.4 million of net cash provided by operating activities, offset by $10.2 million of net cash used in investing activities. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit and net borrowings on automobile receivables-backed notes used to fund the increase in net contract receivables. For the first six months of 2000, net cash reflected $16.0 million of net cash provided by financing activities and $1.3 million of net cash provided by operating activities, offset by $16.1 million of net cash used in investing activities. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit used to fund the increase in net contract receivables. The Company believes cash flows provided by operating activities and current availability under its credit facilities will be adequate to meet the Company's liquidity requirements for fiscal 2001. The Company continues to work with Lenders to replace it's principal lender. Management is currently exploring additional sources of liquidity.

In June 2001, THE Finance Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts. The facility has an expiration date of January 1, 2004 with an option to extend for one year. Interest on the facility is LIBOR plus 250 basis points. The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB). WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility.

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

                          PART II. OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders of TFC Enterprises, Inc. was held on May 8, 2001, to consider two matters of business. The matters brought before the shareholders and the voting results were as follows:

Election of Directors

                                                                                                             Broker
                                                    For             Against           Abstain            Non-votes*
                                                    ---             -------           -------            ----------
Peter H. Kamin                                9,428,451                  --             309,530                  --
Andrew M. Ockershausen                        9,618,651                  --             119,330                  --


   The following directors' terms of office as a director continued after the meeting: Walter S. Boone, Douglas E. Bywater , Philip R. Smiley, Robert S. Raley, Jr. and Linwood R. Watson.


Ratification of the Appointment of Auditors

                                                                                                             Broker
                                                    For             Against             Abstain          Non-votes*
                                                    ---             -------             -------          ----------
   McGladrey & Pullen,  LLP                   9,727,231               6,900               3,850                  --

* "Broker non-votes" occur where a broker holding stock in street name does not vote those shares.

ITEM 6.   Exhibits and Reports of Form 8-K
(a)  Exhibits

10.1 Purchase Agreement between The Finance Company and TFC Receivables Corporation IV dated March 30, 2001.
10.2 Sale and Servicing Agreement among Asset Guaranty Insurance Company, The Finance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.
10.3 Indenture among Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2001-1 dated March 30, 2001.
10.4 Insurance and Indemnity Agreement among The Finance Company, Asset Guaranty Insurance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.
10.5 Purchase Agreement between The Finance Company and TFC Warehouse Corporation I dated June 28, 2001.

10.6 Sale and Servicing Agreement among The Finance Company, TFC Warehouse Corporation I, Wells Fargo Bank Minnesota, National Association, Wells Fargo Financial America, Inc., and Westside Funding Corporation dated June 28, 2001.
10.7 Warehouse and Security Agreement among, Wells Fargo Bank Minnesota, National Association, TFC Warehouse Corporation I, The Finance Company, and Westside Funding Corporation dated June 28, 2001.
10.8 Insurance Agreement among The Finance Company, TFC Warehouse Corporation I, and Royal Indemnity Company dated June 28, 2001.


     (b)  Reports on Form 8-K

              None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TFC ENTERPRISES, INC.
                                             (Registrant)

Date: August 06, 2001             By: /s/ Robert S. Raley Jr.
                                     ------------------------
                                     Robert S. Raley, Jr.
                                     Chairman, Chief Executive Officer
                                     and Director







Date: August 06, 2001             By: /s/ Ronald G. Tray
                                     -------------------
                                       Ronald G. Tray
                                       President and Chief Financial Officer

                               Index to Exhibits

Exhibit No.                       Description
   10.1 Purchase Agreement between The Finance Company and TFC Receivables Corporation IV dated March 30, 2001.
   10.2 Sale and Servicing Agreement among Asset Guaranty Insurance Company, The Finance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.
   10.3 Indenture among Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2001-1 dated March 30, 2001.
   10.4 Insurance and Indemnity Agreement among The Finance Company, Asset Guaranty Insurance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.
   10.5 Purchase Agreement between The Finance Company and TFC Warehouse Corporation I dated June 28, 2001.
   10.6 Sale and Servicing Agreement among The Finance Company, TFC Warehouse Corporation I, Wells Fargo Bank Minnesota, National Association, Wells Fargo Financial America, Inc., and Westside Funding Corporation dated June 28, 2001.
   10.7 Warehouse and Security Agreement among, Wells Fargo Bank Minnesota, National Association, TFC Warehouse Corporation I, The Finance Company, and Westside Funding Corporation dated June 28, 2001.
   10.8 Insurance Agreement among The Finance Company, TFC Warehouse Corporation I, and Royal Indemnity Company dated June 28, 2001.