Form 10-Q
period 2001-09-30
TFC ENTERPRISES INC
filed 2001-11-13
CIK 913958

                 THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                        AND EXCHANGE COMMISSION VIA EDGAR
  ___________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
  ___________________________________________________________________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                                 Yes  X      No
                                    -----

As of November 12, 2001, there were 11,461,834 outstanding shares of the registrant's $.01 par value per share common stock.

                             TFC ENTERPRISES, INC.
                       QUARTERLY REPORT ON FORM 10-Q FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                      Page No.
------------------------------                                      --------

Financial Highlights                                                     3

Financial Statements- unaudited (Item 1)
  Consolidated Balance Sheets                                            4
  Consolidated Statements of Operations                                5-6
  Consolidated Statements of Changes in Shareholders' Equity             7
  Consolidated Statements of Cash Flows                                  8
  Notes to Consolidated Financial Statements                             9

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                     14

Quantitative and Qualitative Disclosures about Market Risk (Item 3)     21

Part II - Other Information
---------------------------

Exhibits and Reports on Form 8-K (Item 6)                               22

Signatures                                                              23

Index to Exhibits                                                       24

                             TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                  (Unaudited)


                                                               Three months ended            Nine months ended
                                                                  September 30,                 September 30,
                                                            -----------------------------------------------------
(in thousands, except per share amounts)                          2001        2000              2001        2000
-----------------------------------------------------------------------------------------------------------------
Net income                                                     $  1,604    $  1,066          $  4,583    $  3,225
Net income per basic common share                              $   0.14    $   0.09          $   0.40    $   0.28
Net income per diluted common share                            $   0.13    $   0.09          $   0.38    $   0.26
Average common shares outstanding (in thousands)                 11,460      11,436            11,456      11,434
-----------------------------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)

Return on average common equity                                   12.90%       9.57%            12.70%       9.90%
Return on average assets                                           2.48        1.85              2.35        1.94
Yield on interest-earning assets                                  20.39       21.96             20.92       22.46
Cost of interest-bearing liabilities                               9.48       10.22              9.92        9.96
Net interest margin                                               12.88       14.09             13.15       15.00
Operating expense as a percentage of
  average interest-earning assets                                  8.78       11.54              9.44       12.18
Total net charge-offs to average                                  15.52       15.94                         15.39
  gross contract receivables,  net of unearned interest                                         14.79
60+ days delinquencies to period-end
  gross contract receivables                                       6.15        5.63              6.15        5.63
30+ days delinquencies to period-end
  gross contract receivables                                       8.96        8.48              8.96        8.48
Total allowance, nonrefundable reserve and unearned
 discount  to period end gross contract receivables,
 net of unearned interest                                          8.36       10.73              8.36       10.73

Equity to assets, period end                                      19.99       18.13             19.99       18.13
-----------------------------------------------------------------------------------------------------------------
Average balances:
Interest-earning assets (a)                                    $249,802    $230,369          $255,779    $224,884
Total assets                                                    258,800     230,382           259,874     221,076
Interest-bearing liabilities                                    197,892     177,246           200,602     168,369
Equity                                                           49,753      44,526            48,113      43,428
-----------------------------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
(a)  Gross contract receivables net of unearned interest revenue.

                             TFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                            Sept 30,                December 31,
----------------------------------------------------------------------------------------------------------------
(in thousands, except share amounts)                                          2001                     2000(a)
----------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                  $    530                  $  1,603
Restricted cash                                                              16,461                    17,677
Net contract receivables                                                    220,527                   218,594
Property and equipment, net                                                   2,409                     2,615
Intangible assets, net                                                        8,048                     8,881
Other assets                                                                  4,673                     3,593
----------------------------------------------------------------------------------------------------------------
   Total assets                                                            $252,648                  $252,963
================================================================================================================

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                                  $107,802                  $103,763
Automobile receivables-backed notes                                          69,968                    78,531
Other debt                                                                   13,133                    15,048
Accounts payable and accrued expenses                                         3,921                     4,291
Income taxes payable and other liabilities                                    6,330                     2,954
Refundable dealer reserve                                                       977                     2,454
----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                         202,131                   207,041

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
 authorized; none outstanding                                                    --                        --

Common stock, $.01 par value, 40,000,000 shares
 authorized; 11,461,834  and 11,449,559 shares issued and
 outstanding, respectively                                                       50                        50


Additional paid-in capital                                                   56,117                    56,105
Retained deficit                                                             (5,650)                  (10,233)
----------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                 50,517                    45,922
----------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $252,648                  $252,963
================================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(a) Numbers are extracted from audited information.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                     Nine months ended
                                                                                          Sept 30,
--------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                              2001         2000
--------------------------------------------------------------------------------------------------------
Interest and other finance revenue                                                  $40,140      $37,880
Interest expense                                                                     14,923       12,579
--------------------------------------------------------------------------------------------------------
    Net interest revenue                                                             25,217       25,301
Provision for credit losses                                                             854          477
--------------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                           24,363       24,824
--------------------------------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                                       641          435
Other                                                                                   908          898
--------------------------------------------------------------------------------------------------------
    Total other revenue                                                               1,549        1,333
--------------------------------------------------------------------------------------------------------
    Total net interest and other revenue                                             25,912       26,157
--------------------------------------------------------------------------------------------------------

Operating expense:
Salaries                                                                              9,310       10,504
Employee benefits                                                                     1,768        1,987
Occupancy                                                                               864          989
Equipment                                                                             1,117        1,188
Amortization of intangible assets                                                       833          825
Other                                                                                 4,215        5,056
--------------------------------------------------------------------------------------------------------
    Total operating expense                                                          18,107       20,549
--------------------------------------------------------------------------------------------------------
Income before income taxes                                                            7,805        5,608
Provision for income taxes                                                            3,222        2,383
--------------------------------------------------------------------------------------------------------
    Net income                                                                      $ 4,583      $ 3,225
========================================================================================================

Net income per common share:
    Basic                                                                           $  0.40      $  0.28
    Diluted                                                                         $  0.38      $  0.26


See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                                                                  Three months ended
--------------------------------------------------------------------------------------
                                                                 Sept 30,      Sept 30,
(in thousands, except per share amounts)                           2001          2000
--------------------------------------------------------------------------------------
Interest and other finance revenue                               $12,736       $12,646
Interest expense                                                   4,691         4,530
    Net interest revenue                                           8,045         8,116
--------------------------------------------------------------------------------------
Provision for credit losses                                          332           126
--------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses         7,713         7,990

Other revenue:
Commissions on ancillary products                                    241           125
Other                                                                252           384
--------------------------------------------------------------------------------------
    Total other revenue                                              493           509
--------------------------------------------------------------------------------------
Total net interest and other revenue                               8,206         8,499

Operating expense:
Salaries                                                           2,702         3,404
Employee benefits                                                    521           604
Occupancy                                                            289           266
Equipment                                                            355           396
Amortization of intangible assets                                    278           278
Other                                                              1,338         1,698
--------------------------------------------------------------------------------------
    Total operating expense                                        5,483         6,646
--------------------------------------------------------------------------------------
Income before income taxes                                         2,723         1,853
Provision for income taxes                                         1,119           787
--------------------------------------------------------------------------------------
    Net income                                                   $ 1,604       $ 1,066
======================================================================================

Net income per common share:
    Basic                                                        $  0.14       $  0.09
    Diluted                                                      $  0.13       $  0.09

                             TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                     Nine months ended
                                                                                        September 30,
----------------------------------------------------------------------------------------------------------
(in thousands)                                                                        2001            2000
----------------------------------------------------------------------------------------------------------
Common stock
Balance at beginning and end of period                                            $     50        $     50
==========================================================================================================

Additional paid-in capital
Balance at beginning of period                                                    $ 56,105        $ 56,080
  Stock options exercised                                                               12              16
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                          $ 56,117        $ 56,096
==========================================================================================================

Retained deficit
Balance at beginning of period                                                    $(10,233)       $(14,301)
  Net income (a)                                                                     4,583           3,225
----------------------------------------------------------------------------------------------------------
Balance at end of period                                                          $ (5,650)       $(11,076)
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

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months ended
                                                                                   September 30,
------------------------------------------------------------------------------------------------------
(in thousands)                                                                    2001            2000
------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                    $  4,583       $   3,225
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                833             825
  Depreciation and other amortization                                            2,466           1,113
  Provision for credit losses                                                      854             477
  Changes in operating assets and liabilities:
  Increase in other assets                                                      (2,906)           (781)
  (Decrease) increase in accounts payable and accrued expenses                    (370)          1,386
  Increase (decrease) in income taxes payable and other liabilities              3,376          (2,551)
  (Decrease) increase in refundable dealer reserve                              (1,477)            589
------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                    7,359           4,283
------------------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                     (97,760)       (113,050)
Repayment on contract receivables                                               94,973          92,847
Purchase of property and equipment                                                (427)         (1,094)
Decrease (increase) in restricted cash                                           1,216         (19,846)
------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                        (1,998)        (41,143)
------------------------------------------------------------------------------------------------------

Financing activities
Net (payments) borrowings on revolving lines of credit                           4,039         (21,612)
Net (payments) on other debt                                                    (1,922)          3,902
Borrowings on automobile receivables-backed notes                               60,225          79,664
Payments on automobile receivables-backed notes                                (68,788)        (26,184)
Proceeds from stock options exercised                                               12              16
------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                          (6,434)         35,786
------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                           (1,073)         (1,074)
Cash and cash equivalents at beginning of period                                 1,603           2,290
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $    530       $   1,216
======================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                             TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business


TFC Enterprises, Inc. ("TFCE") is a holding company with two primary wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, motorcycles (collectively "vehicles") on an individual basis. Based in Norfolk, Virginia, TFC has nine contract production offices throughout the United States in communities with a large concentration of military personnel and four full service branches located in the Western United States. FCF specializes in the direct origination and servicing of small consumer loans. FCF operates 20 branches throughout Virginia and North Carolina.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.  Contract receivables

The following is a summary of contract receivables at September 30, 2001, and December 31, 2000:

                                                                         September 30,      Dec. 31,
(in thousands)                                                               2001             2000
----------------------------------------------------------------------------------------------------
Contract receivables:
  Auto finance                                                             $258,519         $266,105
  Consumer finance                                                           28,399           27,095
  Other                                                                       2,312            4,623
----------------------------------------------------------------------------------------------------
    Gross contract receivables                                              289,230          297,823
Less:
  Unearned interest revenue                                                  46,193           44,186
  Unearned discount                                                           3,650            5,012
  Unearned commissions                                                        1,116              523
  Unearned service fees, net of costs                                         1,070            1,081
  Payments in process                                                             8            5,204
  Escrow for pending acquisitions                                                 7              278
  Allowance for credit losses                                                   873              902
  Nonrefundable reserve                                                      15,786           22,043
----------------------------------------------------------------------------------------------------
    Net contract receivables                                               $220,527         $218,594
====================================================================================================

                             TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

2.  Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                              Three months ended                   Nine months ended
                                                September 30,                        September 30,
------------------------------------------------------------------------------------------------------------
(in thousands)                                   2001              2000              2001               2000
------------------------------------------------------------------------------------------------------------

Balance at beginning of period               $ 20,875          $ 21,307          $ 22,945           $ 23,496
  Provision for credit losses                     332               126               854                477
  Allocation for credit losses                  5,139             8,844            20,956             23,071
  Charge-offs                                 (11,105)          (10,688)          (32,855)           (30,501)
  Recoveries                                    1,418             1,512             4,759              4,558
 Balance at end of period                    $ 16,659          $ 21,101          $ 16,659           $ 21,101
============================================================================================================

3.  Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                 Three months ended               Nine months ended
                                                    September 30,                    September 30,
--------------------------------------------------------------------------------------------------------
(in thousands, except per share                  2001             2000             2001             2000
 amounts)
--------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                 $ 1,604          $ 1,066          $ 4,583          $ 3,225
--------------------------------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per
 share-weighted-average shares                 11,460           11,436           11,456           11,434

                                    --------------------------------------------------------------------
      Effect of dilutive securities:
      Employee stock options                      156              110               80              188
      Warrants                                    624              518              426              659
                                    --------------------------------------------------------------------

      Dilutive potential common                   780              628              506              847
       shares
                                    --------------------------------------------------------------------
Denominator for diluted earnings               12,240           12,064           11,962           12,281
 per share-adjusted  weighted-
 average shares and assumed
 conversions
--------------------------------------------------------------------------------------------------------

Basic earnings per share                      $  0.14          $  0.09          $  0.40          $  0.28
Diluted earnings per share                    $  0.13          $  0.09          $  0.38          $  0.26

                             TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts were acquired through the purchase of dealer portfolios which began phasing out in March 2001. Through FCF, the direct consumer loan segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of smaller subsidiaries and corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

                             TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies as presented in the annual report at December 31, 2000.

(in thousands)
                                       Auto Finance       Consumer Finance           Other                Total
---------------------------------------------------------------------------------------------------------------
Three months ended
September 2001
Interest revenues                         $ 10,985             $ 1,629              $  122             $ 12,736
                              ---------------------------------------------------------------------------------

Interest expense                          $  4,284             $   367              $   40             $  4,691
                              ---------------------------------------------------------------------------------


Income (loss) before taxes:               $  2,872             $   227              $  (15)            $  3,084

  Unallocated amounts:
  Intangible amortization                                                                                  (273)
  Corporate expenses                                                                                        (88)
                                                                                              -----------------
  Consolidated income before
   taxes                                                                                               $  2,723
                              ---------------------------------------------------------------------------------

Net contract receivables                  $192,422             $26,172              $1,933             $220,527
Other assets                                                                                             32,121
                                                                                              -----------------
     Total assets                                                                                      $252,648
                              ---------------------------------------------------------------------------------

                                       Auto Finance         Consumer Finance        Other                Total
---------------------------------------------------------------------------------------------------------------
Three months ended
September 2000
Interest revenues                         $ 11,171             $ 1,382              $   93             $ 12,646
                              ---------------------------------------------------------------------------------

Interest expense                          $  4,060             $   449              $   21             $  4,530
                              ---------------------------------------------------------------------------------


Income (loss) before taxes:               $  2,520             $   106              $ (424)            $  2,202

  Unallocated amounts:
  Intangible amortization                                                                                  (273)
  Corporate expenses                                                                                        (76)
                                                                                              -----------------
  Consolidated income before
   taxes                                                                                               $  1,853
                              ---------------------------------------------------------------------------------

Net contract receivables                  $176,992             $23,033              $1,643             $201,668
Other assets                                                                                             46,993
                                                                                              -----------------
     Total assets                                                                                      $248,661
                              ---------------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)


4.  Segments (continued)

(in thousands)
                                         Auto Finance      Consumer Finance          Other              Total
---------------------------------------------------------------------------------------------------------------
Nine months ended September
 2001
Interest revenues                         $ 34,809             $ 4,720              $  611             $ 40,140
                              ---------------------------------------------------------------------------------

Interest expense                          $ 13,513             $ 1,243              $  167             $ 14,923
                              ---------------------------------------------------------------------------------


Income (loss) before taxes:               $  8,649             $   448              $ (138)            $  8,959

  Unallocated amounts:
  Intangible amortization                                                                                  (819)
  Corporate expenses                                                                                       (335)
                                                                                               ----------------
  Consolidated income before
   taxes                                                                                               $  7,805
                              ---------------------------------------------------------------------------------

Contract receivables                      $192,422             $26,172              $1,933             $220,527
Other assets                                                                                             32,121
                                                                                               ----------------
     Total assets                                                                                      $252,648
                              ---------------------------------------------------------------------------------

                                         Auto Finance      Consumer Finance         Other                Total
---------------------------------------------------------------------------------------------------------------
Nine months ended September
 2000
Interest revenues                         $ 33,943             $ 3,839              $   98             $ 37,880
                              ---------------------------------------------------------------------------------

Interest expense                          $ 11,355             $ 1,202              $   22             $ 12,579
                              ---------------------------------------------------------------------------------


Income (loss) before taxes:               $  7,414             $   246              $ (912)            $  6,748

  Unallocated amounts:
  Intangible amortization                                                                                  (819)
  Corporate expenses                                                                                       (321)
                                                                                               ----------------
  Consolidated income before
   taxes                                                                                               $  5,608
                              ---------------------------------------------------------------------------------

Contract receivables                      $176,992             $23,033              $1,643             $201,668
Other assets                                                                                             46,993
                                                                                               ----------------
     Total assets                                                                                      $248,661
                              ---------------------------------------------------------------------------------

                             TFC ENTERPRISES, INC.
          Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations

Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: the inability of the Company to obtain favorable credit facilities to replace its current facility with one of its principal lenders, the inability of the Company to obtain new and/or replacement subordinated debt or other sources of capital, a rise in interest rates, a deterioration of credit experience, competitive pricing and other factors, the loss of or reduction in its credit facilities, or if the Company were to face increased competition. Investors are encouraged to review TFC Enterprise's SEC filings for more information about the factors affecting the Company's business. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the third quarter of 2001 was $1.6 million, or $0.14 per basic common share, compared to net income of $1.1 million, or $0.09 per basic common share, in the third quarter of 2000. Net income for the first nine months of 2001 increased to $4.6 million, or $0.40 per basic common share, compared to net income of $3.2 million, or $0.28 per basic common share, for the first nine months of 2000. The primary reason for the increased 2001 income is a reduction in operating expenses.

Volume

Gross contracts purchased or originated totaled $44.3 million in the third quarter of 2001, compared to $59.1 million purchased in the third quarter of
2000.   For the first nine months of 2001, gross contracts purchased or originated totaled $172.6 million compared to the $184.9 million purchased during the first nine months of 2000. As previously announced, the Company ceased purchasing contracts in bulk acquisitions in March 2001.

                             TFC ENTERPRISES, INC.


Gross contracts purchased or originated were as follows for the three and nine months ended September 30, 2001 and 2000:

                                                         Three months ended              Nine months ended
                                                           September 30,                   September 30,
--------------------------------------------------------------------------------------------------------------
(in thousands)                                           2001            2000            2001            2000
--------------------------------------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                      $36,513         $36,458        $133,348        $107,117
    Bulk                                                    --          12,163          13,651          51,626
  Consumer finance                                       7,752          10,513          25,629          26,151
--------------------------------------------------------------------------------------------------------------
    Total                                              $44,265         $59,134        $172,628        $184,894
==============================================================================================================

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                        2,603           2,645           9,432           7,946
    Bulk                                                    --           2,096           2,304           9,038
 Consumer finance                                        3,964           4,220          12,221          12,067
--------------------------------------------------------------------------------------------------------------
    Total                                                6,567           8,961          23,957          29,051
==============================================================================================================

Net interest revenue

Net interest revenue totaled $8.1 million for the third quarter of 2001 and for the third quarter of 2000.

The yield on interest-earning assets was 20.39% in the third quarter of 2001, compared to 21.96% in the third quarter of 2000. For the first nine months of 2001, the yield on interest-earning assets was 20.92% compared to 22.46% for the first nine months of 2000. The decrease in yield reflects a more competitive program for our military dealers while continuing to maintain prudent underwriting standards as well as a decrease in the Bulk portfolio which carried a higher yield.

The cost of interest-bearing liabilities decreased to 9.48% for the third quarter of 2001 from 10.22% for the third quarter of 2000 and decreased to 9.92% for the first nine months of 2001, compared with 9.96% for the first nine months of 2000. The Company is hopeful that it will benefit in the future from the many recent interest rate reductions. The cost of interest-bearing liabilities has not decreased in relation to the LIBOR rate as a result of the Company having more fixed rate debt.

                             TFC ENTERPRISES, INC.


Net interest revenue, net interest spread, and net interest margin were as follows for the three and nine months ended September 30, 2001 and 2000:

                                                         Three months ended               Nine months ended
                                                            September 30,                    September 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                            2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------
Average interest-earning assets (a)                   $249,802         $230,369         $255,779         $224,884
Average interest-bearing liabilities                   197,892          177,246          200,602          168,369
-----------------------------------------------------------------------------------------------------------------
Net interest earning assets                           $ 51,910         $ 53,123         $ 55,177         $ 56,515
=================================================================================================================

Interest and other finance revenue                    $ 12,736         $ 12,646         $ 40,140         $ 37,880
Interest expense                                         4,691            4,530           14,923           12,579
-----------------------------------------------------------------------------------------------------------------
Net interest revenue                                  $  8,045         $  8,116         $ 25,217         $ 25,301
=================================================================================================================

Yield on interest-earning assets                         20.39%           21.96%           20.92%           22.46%
Cost of interest-bearing liabilities                      9.48            10.22             9.92             9.96
-----------------------------------------------------------------------------------------------------------------
Net interest spread                                      10.91%           11.74%           11.00%           12.50%
=================================================================================================================

Net interest margin (b)                                  12.88%           14.09%           13.15%           15.00%
=================================================================================================================

(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 8.78% for the third quarter of 2001 from 11.54% for the third quarter of 2000 and to 9.44% for the first nine months of 2001 from 12.18% for the first nine months of 2000.

Provision for income taxes

The effective tax rate for the third quarter and first nine months of 2001 of approximately 41% and the third quarter and first nine months of 2000 of approximately 42% for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                             TFC ENTERPRISES, INC.

                              Financial Condition
                              -------------------

Assets


Total assets decreased by $0.4 million to $252.6 million at September 30, 2001, from $253.0 million at December 31, 2000.


Net contract receivables were as follows at September 30, 2001 and December 31, 2000:

                                                                         September 30,        Dec. 31,
(in thousands)                                                               2001               2000
------------------------------------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                                            $160,864           $136,967
  Bulk                                                                       31,558             53,619
Consumer finance                                                             28,105             28,008
------------------------------------------------------------------------------------------------------
    Total                                                                  $220,527           $218,594
======================================================================================================

Liabilities


Total liabilities were $202.1 million at September 30, 2001, a decrease of $4.9 million, or 2.4%, from $207.0 million at December 31, 2000. The decrease in liabilities was primarily attributable to a redemption of automobile receivables-backed notes.

                          Credit Quality and Reserves
                          ---------------------------

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $9.1 million in the third quarter of 2001, representing an annualized rate of 16.6% of average contract receivables net of unearned interest revenue. This compares to $9.0 million, or 17.6%, in the third quarter of 2000. For the first nine months of 2001, net charge-offs were $26.1 million, or 15.5%, of average contract receivables net of unearned interest revenue. This compares to $25.5 million, or 16.8%, of average contract receivables net of unearned interest revenue in the first nine months of 2000.

Auto finance contract receivables- Provision for credit losses

TFC's primary business involves purchasing installment sales contracts at a discount from the remaining principal balance on both a bulk (which began phasing out in March 2001) and point-of-sale basis. A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied. The remaining portion of the discount, if any, is recorded as unearned discount and accreted to income using the interest method over the contractual life of the related receivables. Additional amounts necessary to cover estimated future credit losses are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

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

At September 30, 2001 the combination of TFC's allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $19.3 million, or 9.0%, of contract receivables net of unearned interest revenue. This compares to $26.2 million, or 11.7%, at December 31, 2000

TFC's refundable dealer reserve, which is related to the bulk portfolio, is available to absorb losses relating to contracts purchased from certain dealers, totaled $1.0 million at September 30, 2001 and $2.5 million at December 31, 2000. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at September 30, 2001, of 9.0% are less than net charge-offs as a percentage of average net contracts receivable for the nine months ended September 30, 2001, of 15.5% on an annualized basis. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-offs that are not reflected in the current year charge-offs percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management monthly. In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen. Finally the ratio is lower due to an increase in the portfolio of contracts with lower expected loss because of the credit profile of the debtor and advance on the collateral.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.3 million in the third quarter of 2001 and $0.2 million in the third quarter of 2000, representing an annualized rate of 4.1% and 2.6% of average gross contract receivables net of unearned interest revenue, respectively. For the nine months of 2001 and 2000, net charge-offs to the allowance for credit losses were $0.8 million and $0.5 million, representing an annualized rate of 3.7% and 2.9%, respectively. The provision for credit losses was $0.3 million for the third quarter of 2001 and $0.1 million for the third quarter of 2000 and the allowance for credit losses and nonrefundable reserve was $1.0 million or 3.61% and $0.9 million or 3.40% of outstanding gross contract receivables at September 30, 2001 and December 31, 2000, respectively. Management has established the level of allowance that it considers to be adequate based on FCF's experience through September 30, 2001.

                             TFC ENTERPRISES, INC.

Charge-offs net of recoveries, by line of business, for the three and nine months ended September 30, 2001 and 2000, were as follows:

                                                          Three months ended            Nine months ended
                                                            September 30,                 September 30,
------------------------------------------------------------------------------------------------------------
(in thousands)                                             2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                          $6,194         $5,433        $17,877        $14,591
  Bulk                                                    2,926          3,587          8,306         10,879
Consumer finance                                            286            156            762            473
Other                                                       281             --           1151             --
============================================================================================================
    Total                                                $9,687         $9,176        $28,096        $25,943
============================================================================================================


Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $16.3 million, or 6.3% of gross auto finance contract receivables at September 30, 2001, compared to $16.1 million, or 6.1%, at December 31, 2000. Gross auto finance contract receivables that were 30 days or more past due totaled $23.7 million, or 9.2% of gross auto finance contract receivables at September 30, 2001, compared to $25.1 million, or 9.4%, at December 31, 2000.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $1.1 million, or 4.0% of gross receivables at September 30, 2001, compared to $0.9 million, or 3.3% at December 31, 2000. Gross consumer finance receivables that were 30 days or more past due totaled $1.7 million, or 6.1% of gross receivables at September 30, 2001, compared to $1.4 million, or 5.0% at December 31, 2000.

                             TFC ENTERPRISES, INC.

Consolidated Delinquency at September 30, 2001 and December 31, 2000 was as follows:

                                                                            September 30,          Dec. 31,
(in thousands)                                                                   2001                2000
-----------------------------------------------------------------------------------------------------------
Gross contract receivables                                                      289,230             297,823
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                                     $ 17,782            $ 17,284
     Percent of total gross contract receivables                                   6.15%               5.80%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                                     $ 25,908            $ 26,992
     Percent of total gross contract receivables                                   8.96%               9.06%


Recent Pronouncements

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:
     Eliminates the pooling method for accounting for business combinations.

     Requires that intangible assets that meet certain criteria be reported separately from goodwill.

     Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.


Statement 142:
     Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

     Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.


Upon adoption of these Statements, the Company is required to:

     Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

     Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

     Write-off any remaining negative goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

                             TFC ENTERPRISES, INC.
                             ---------------------

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity management


As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $1.0 million in the first nine months of 2001, to $0.6 million at September 30, 2001. The decrease reflected $7.3 million of net cash provided by operating activities offset by $2.0 million of net cash used in investing activities and $6.4 million of net cash used by financing activities. Net cash used by financing activities reflected net borrowings on the revolving lines of credit and net payments on automobile receivables-backed notes. For the first nine months of 2000, net cash reflected $35.8 million of net cash provided by financing activities and $4.3 million of net cash provided by operating activities, offset by $41.1 million of net cash used in investing activities. Net cash provided by financing activities reflected a net decrease in borrowings on the revolving lines of credit because the net proceeds from the issuance of $5.0 million of subordinated notes in August 2000 and an issuance of $81.0 million of assets backed notes in September 2000 were used to pay down the lines of credit. The Company believes cash flows provided by operating activities and current availability under its credit facilities will be adequate to meet the Company's liquidity requirements for fiscal 2001. The Company continues to work with Lenders to replace its principal lender. Management is currently exploring additional sources of liquidity. The Company cannot offer assurance that it will be able to replace its principal lender on acceptable terms. In addition, unless the Company obtains additional capital by the end of the first quarter the Company would need to reduce its operating expenses and limit its future growth.

In June 2001, THE Finance Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts. The facility has an expiration date of January 1, 2004 with an option to extend for one year. Interest on the facility is 30 day LIBOR plus 250 basis points. The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB). WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility.

           Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

Our operations require substantial borrowing to provide funding for the retail installment contracts purchased by The Finance Company and direct consumer loans originated by First Community Finance. Consequently, profitability is impacted by the difference between the rate of interest paid on the funds we borrow and the rate of interest charged, which rate in some states is limited by law. The floating interest rate for borrowings under the line of credit are equal to the average one-month London Interbank Offered Rate, or 30 day LIBOR rate, plus a spread. Thus, future increases in interest rates could adversely affect our profitability. During 2000 and 1999, we mitigated a substantial portion of this interest rate risk by the placement of asset backed securities with fixed interest rates over the anticipated period required for those receivables to liquidate.

                          PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports of Form 8-K
  (a)   Exhibits

  (b)   Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TFC ENTERPRISES, INC.
                                           (Registrant)

Date: November 12, 2001                By: /s/ Robert S. Raley Jr.
                                          ------------------------
                                          Robert S. Raley, Jr.
                                          Chairman, Chief Executive Officer
                                          and Director






Date: November 12, 2001                By: /s/ Ronald G. Tray
                                          -------------------
                                          Ronald G. Tray
                                          President, Chief Financial Officer
                                          and Director

                               Index to Exhibits

Exhibit No.                                        Description

    None