Form 10-K405
period 2001-12-31
TFC ENTERPRISES INC
filed 2002-03-28
CIK 913958

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $15,210,895 based on the average of the high and low prices of the registrants Common Stock on the NASDAQ Stock Market on such date.

      The number of shares outstanding of the registrant's Common Stock as of March 15,2002 was 11,534,890.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                              TFC ENTERPRISES, INC.
                                 2001 FORM 10-K
                                TABLE OF CONTENTS

PART I..........................................................................

  Item 1.  Business.............................................................
  Item 2.  Properties...........................................................
  Item 3.  Legal Proceedings....................................................
  Item 4.  Submission of Matters to a Vote of Security Holders..................

PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters..............................................................
  Item 6.  Selected Financial Data..............................................
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........
  Item 8.  Financial Statements and Supplementary Data..........................

PART III........................................................................

  Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance
  Item 11. Executive Compensation...............................................
  Item 12. Security Ownership of Certain Beneficial Owners and Management.......
  Item 13. Certain Relationship and Related Transactions........................

PART IV.........................................................................

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....

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

Please refer to the cautionary statement that appears at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations"

ITEM 1. BUSINESS
----------------

The Company

We began operations in 1977 in Alexandria, Virginia, with the founding of The Finance Company by Robert S. Raley, Jr., our current Chairman of the Board and Chief Executive Officer. Mr. Raley has spent his entire 42-year career exclusively within the consumer finance industry. We now conduct consumer finance operations primarily through two wholly owned subsidiaries, The Finance Company and First Community Finance, Inc.

Through The Finance Company, we purchase and service retail installment sales contracts originated by automobile and motorcycle dealers in the sale of vehicles, consisting of new and used automobiles, vans, light trucks, and motorcycles on an individual basis. Retail installment sales contracts are acquired on an individual basis after we have reviewed and approved the vehicle purchaser's credit application. The primary focus of our business is retail installment sales contracts originated by dealers with consumers who are United States enlisted military personnel, in the E-1 through E-4 pay grades and non-military consumers who do not have access to traditional sources of credit. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied. We are based in Norfolk, Virginia, with nine Contract Production Offices and three full service branches throughout the United States.

To maximize our results in 2001, we focused our efforts on our core businesses, automobile retail installment sales contract at The Finance Company and Direct Consumer Loans at First Community Finance. In order to maintain this focus and maximize our strongest business lines, we have phased out as of March 2001 other business lines such as Bulk Acquisitions from "Buy Here Pay Here" automobile dealers.

Our purchases provide us with the ability to direct the credit underwriting process at the initiation of the retail installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain. This financing allows a dealer to increase the number of vehicles sold and improves dealer profitability. Consumers also benefit because the financing we provide enables them to purchase a vehicle they otherwise might not be able to buy. We utilize a network of nine strategically located contract production offices and three full service branches to underwrite and purchase contracts from participating dealers. As of December 31, 2001, $227.8 million, or 82%, of our gross contract receivables represented point-of-sale purchases, compared to $202.5 million, or 68%, at December 31, 2000 and $175.6 million, or 68%, at December 31, 1999.

In the bulk purchase business, we had emphasized acquisitions of portfolios of seasoned retail installment sales contracts. These contracts normally had a payment history of at least three months. While the typical bulk purchase was approximately $250,000, we had, at times, purchased portfolios totaling more than $12 million. As of December 31, 2001, $20.3 million, or 7% of our gross contract receivables was attributable to bulk purchases, compared to $64.5 million, or 22%, at December 31, 2000, and $60.9 million, or 24% at December 31, 1999.

Although we underwrite and purchase contracts through the various contract production offices, the responsibility for servicing the military accounts is centralized at our service center located in Norfolk, Virginia. Servicing of non-military accounts, purchased by the full service branches, is performed by each branch.

Through First Community Finance, which is headquartered in Richmond, Virginia, we originate and service small consumer loans and purchase and service retail installment sales contracts. First Community Finance began operations in the first quarter of 1995 with the opening of two branches in Richmond, Virginia. As of December 31, 2001, it had twenty branches in Virginia and North Carolina. As of December 31, 2001, $28.6 million, or 10%, of the Company's gross contract receivables was attributable to First Community Finance, compared to $26.9 million, or 9%, at December 31, 2000 and $20.9 million, or 8% at December 31, 1999.

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

In 2001 and continuing in 2002, our management has directed TFC Enterprises toward those sectors of the market in which management believes pricing more closely reflects inherent risk. Areas of focus include the automobile retail installment sales contract business and direct consumer loans, all of which involve consumers whom have limited access to traditional sources of credit.

AUTOMOBILE FINANCE OPERATIONS (THE FINANCE COMPANY)

Dealer Selection and Program

Through its marketing efforts, The Finance Company has established relationships with automobile dealers that originate retail installment sales contracts which are then purchased by The Finance Company, through individual purchases. We have relationships with both franchised automobile dealerships and independent used car dealers that are not affiliated with us.

To achieve an acceptable rate of return and provide for credit risks, we purchase contracts from dealers at a discount to the remaining principal balance. In automobile retail installment sales contract purchases, the discount is the difference between the purchase price we pay the dealer and the amount financed, net of the cost of ancillary products such as warranty, other loss protection products and physical damage insurance The amount of the discount at which contracts are purchased reflects, among other things, term and credit risk. We purchase contracts in accordance with applicable underwriting criteria and pursuant to a Master Dealer Agreement, in the case of automobile retail installment sales contract purchases, or an Asset Purchase Agreement, in the case of the bulk purchases.

We believe that our dealer programs substantially benefit dealers. The programs provide a source of financing for a group of customers which typically finds financing difficult to obtain. Accordingly, dealers are able to sell more vehicles and improve their profitability. In addition, we provide the following services to dealers: (1) documentation designed to conform to applicable federal and state laws; (2) timely response to credit applications; (3) timely payment for approved installment contracts; and (4) access to a range of ancillary products.

Sales and Marketing

We market to both franchised automobile dealerships and independent used car dealers. Prospective dealers are contacted initially by our national marketing by phone and by personal visits to dealer facilities by appropriate personnel. In addition, we establish relationships with dealers through referrals from existing dealers and independent marketing contractors. We also distribute marketing brochures and run advertisements in trade journals and other industry publications directed to dealers. Further, we participate at automobile dealers association meetings and conventions.

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

Automobile Retail Installment Sales Contract Purchase Program

The Finance Company establishes relationships with dealers who meet its financial, organizational and compliance criteria. We currently make purchases from dealers in approximately 30 states.

The Finance Company purchases contracts pursuant to a Master Dealer Agreement. Upon entering into a Master Dealer Agreement, we provide the dealer with necessary documentation for originating retail installment sales contracts and training its personnel in the use of our documentation. The Master Dealer Agreement contains representations and warranties by the dealer to The Finance Company on certain matters, including the security interest in the vehicle. It also sets forth the general terms upon which retail installment contracts will be purchased by us. The agreements are nonexclusive and do not obligate a dealer to sell, or The Finance Company to purchase, any particular contract or volume of contracts. The Master Dealer Agreement may be terminated at any time by us or by the dealer (without, however, affecting either party's obligations in respect of contracts purchased prior to termination).

Typically, a dealer will submit a customer's credit application to more than one financing source for review. Under our program, a dealer is required to provide us with a completed credit application that lists the applicant's liabilities, income, credit and employment history, and other personal information bearing on the decision to extend credit. The information from the application is then entered into our automated application processing system and an initial screening is performed to determine whether the applicant satisfied our threshold credit criteria. If a credit investigation is warranted, the system will then automatically contact the credit bureau, include the information obtained in the applicant's electronic file and identify any characteristics of the applicant that are outside the parameters of our credit guidelines.

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

Upon completion of the credit application review, a credit analyst will decide whether to approve the financing as submitted, decline the financing or conditionally approve the financing. Applicants with characteristics outside the parameters of the credit guidelines require the approval of a senior credit analyst or above. Conditional approval of the financing may involve amending the proposed terms of the contract to enable an applicant to qualify under our guidelines. Typical matters which might require amendment include requiring a co-signer, changing the length of the term of payment, requiring a greater down payment, substantiating certain additional credit information and requiring proof of resolution of certain credit deficiencies as noted on the customer's credit bureau reports. Approved, declined or conditional purchase decisions are promptly communicated to the dealer. Prior to our funding an approved purchase, another credit staff member completes a checklist which verifies that all required documentation has been obtained and is accurate.

Typically, retail installment contracts are purchased by and assigned to The Finance Company at a price that reflects a discount from the amount financed. Most of the discount is held in a non-refundable reserve against which credit losses are first applied. Dealers are generally advanced 75 to 80% of the amount financed (less ancillary products) for their military customers with good credit and 90 to 95% for non-military customers. The assigning dealer makes certain warranties as to the validity of the contract and compliance with certain laws. Also, the dealer generally agrees to indemnify us for any claim, defense or set-off against the dealer that may be asserted against us by reason of the assignment. At the time of purchase, we require either physical damage insurance or a combination of GAP protection and total loss coverage on all automobiles covered by the retail installment sales contracts that we purchase. To the extent that material terms of a contract prove to be inaccurate, we generally have the right under the Master Dealer Agreement to require the dealer to repurchase the contract.

Bulk Purchase Program

Many dealers finance automobile sales through the use of their own funds. Prior to March 2001, The Finance Company made bulk purchases of portfolios of seasoned retail installment contracts from self-financing dealers in approximately 30 states. We considered only those dealers who generated sufficient business volume, employed satisfactory credit approval procedures, and adequately monitored and reported loan performance data. Bulk purchases are governed by an Asset Purchase Agreement which requires the seller to make representations and warranties to us regarding each contract purchased and the security interests in the related vehicles. In a bulk purchase we did not have the opportunity to verify the information relating to a retail installment contract before its purchase by the dealer. Bulk purchases were made after the origination of the retail installment contract. Generally, if a representation or warranty by the dealer is breached in a bulk purchase transaction, we can require the dealer to repurchase the applicable contract. In many cases, a special reserve or holdback is established, against which these contracts can be charged. Before entering into a bulk purchase relationship with a dealer, we obtained information to ensure the dealer's compliance with licensure, bonding and organizational requirements. We then performed extensive due diligence procedures to determine whether to conduct business with the particular dealer.

Generally, The Finance Company purchased only the portion of a seller's portfolio that met or exceeded its underwriting guidelines. Upon receipt of the installment sales contracts, they were immediately reviewed for thoroughness and accuracy. The residency and work history profile of the dealership's customers was also reviewed, and, prior to purchase, this information on a significant portion of accounts to be purchased is confirmed. Generally 30 days after completing a Bulk Purchase, we confirmed by telephone with the purchasers of the motor vehicles the various terms of a majority of the contracts underlying each bulk purchase. To the extent that material terms of any contract prove to be inaccurate, we generally have the right under the Asset Purchase Agreement to require the dealer to repurchase the contract.

Contract Duration

Contracts in The Finance Company's point-of-sale portfolio have an initial duration normally ranging from 18 to 60 months, with an average original maturity of approximately 46 months. Bulk purchase contracts generally had an average remaining maturity of 18 to 24 months at the time of purchase.

Contract Purchase Volume

                                                              2001            2000            1999            1998            1997
                                                            --------        --------        --------        --------        --------
(dollars in thousands)
Gross Contracts purchased or originated:
Point-of-sale                                               $171,776        $150,895        $130,786        $142,221        $ 85,311
Bulk                                                          13,651          75,445          71,228          54,929          70,520
                                                            --------        --------        --------        --------        --------

Total                                                       $185,427        $226,340        $202,014        $197,150        $155,831
                                                            ========        ========        ========        ========        ========

Number of contracts purchased or originated:
Point-of-sale                                                 12,108          10,995          10,499          11,478           7,411
Bulk                                                           2,304          10,640          12,905          11,711          14,157
                                                            --------        --------        --------        --------        --------

Total                                                         14,412          21,635          23,404          23,189          21,568
                                                            ========        ========        ========        ========        ========

Average size of contract: (in dollars):
Point-of-sale                                               $ 14,187        $ 13,724        $ 12,457        $ 12,391        $ 11,511
Bulk                                                        $  5,925        $  7,091        $  5,519        $  4,690        $  4,981
Weighted average                                            $ 13,617        $ 10,462        $  8,632        $  8,502        $  7,228
                                                            ========        ========        ========        ========        ========

The Finance Company's contract purchase volume is discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Ancillary Products

The Finance Company offers through its dealers warranty and other loss protection products as allowed by the state. These products are provided and underwritten by third-party vendors. Accordingly, liabilities under the ancillary products are not our obligation. We offer these products to dealers so that they, in turn, may provide vehicle purchasers a more complete line of products and services. By offering these products, we are able to generate supplementary revenue without incurring significant additional expenses. During 2001, 2000 and 1999, The Finance Company generated gross revenues of approximately $0.4 million, $0.2 million, and $0.4 million, respectively, from the sale of ancillary products through its dealers.

Collections

The Finance Company receives payments on purchased contracts through a number of different means, including electronic transfer, personal check, payroll check endorsed to it, government check (such as Social Security, disability or income tax refund check that is endorsed to it), cashier's check, traveler's check, money order, Western Union Quick Collect Check, bank wire transfer and cash. We monitor payments to maintain each customer's current address and banking data. In certain instances, a customer will make a payment at one of our contract production offices, auto center branch or our service center.

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

Monitoring the payment history of accounts and implementing appropriate remedial action is the responsibility of our Collections Department within the service center and the auto center branches. At year-end 2001, a total of 88 employees, or 42% of The Finance Company's total full-time equivalent employees, worked in Collections.

One of the primary responsibilities of the Collections is to monitor customer accounts that are delinquent in payment. Collections Department personnel work with customers to resolve payment problems and bring accounts to current status at the earliest possible stage of delinquency. Collections Department employees are compensated, in part, through bonuses tied to their monthly collection performance.

When calling a customer with a delinquent account, Collections Department personnel utilize The Finance Company's Collections Training Manual. Developed by us, the manual specifies the procedures to follow in different circumstances in order to maximize the effectiveness of the call. The specific action our employees take on a delinquent account will depend on the customer's particular circumstances as well as the past payment history of the account. However, in all cases, our primary focus is resolving the problem causing the delinquency, arranging a modified payment plan, or working out a settlement agreement. Each Department employee is responsible for keeping records of all collections activity carried out on each account and for following up on "callback" and "broken promise" dates as appropriate. In addition, Collections personnel are responsible for following up as necessary on bankruptcies and requesting repossession and legal action.

When we have difficulty locating a customer, Collections personnel attempt to find the individual through skip tracing, which utilizes various sources of available information about a customer. Military personnel have almost no ability to become a "skip" as long as they remain in the military. In the event of transfer, they can be located through the military locator service, which provides current duty station addresses and phone numbers. All communications with and efforts to locate the customer are reflected in our data files.

In certain situations, we will repossess a vehicle. If a deficiency exists after we repossess and sell a vehicle, we may take action to obtain a judgment and garnishee a customer's wages and assets. From an accounting perspective, repossessed assets are carried at the lower of the unpaid loan balance or anticipated liquidation proceeds.

We generally charge off accounts at the end of the month in which they become 180 days past due based on the contract. Additionally, in the month that a repossession occurs, the carrying value of the repossessed asset is reduced through charge-off to the lower of the unpaid contract balance or anticipated liquidation proceeds. Once an account is charged off, it is transferred to the Recovery Unit, a separate group of collectors who continue collection activities. The collection activities undertaken by the Recovery Unit are similar in many respects to those of the Collections personnel. Customers are called as required and attempts are made to set up repayment plans or work out settlement agreements as appropriate to a customer's circumstances. Each Recovery Unit employee is responsible for keeping records of all collections activity carried out on Recovery Unit accounts and for following up on callback and broken promise dates as appropriate. The Recovery Unit is also responsible for following up as necessary on bankruptcies and requesting repossession and legal action.

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

                                       2001         2000         1999         1998         1997
                                     -------      -------      -------      -------      -------
Loans originated (in thousands)      $38,841      $37,359      $28,143      $21,391      $16,023
                                     =======      =======      =======      =======      =======

Number of loans originated            18,940       19,563       14,679       11,864        7,093
                                     =======      =======      =======      =======      =======

Average size of loan                 $ 2,051      $ 1,910      $ 1,917      $ 1,803      $ 2,259
                                     =======      =======      =======      =======      =======

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

Accordingly, liabilities under the ancillary products are not our obligations. The products protect the customer and provide supplementary revenue to us. During 2001, 2000, and 1999, First Community Finance generated gross revenues of approximately $0.4 million, $0.3 million, and $0.3 million respectively from the sale of ancillary products.

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

We have invested in technology that enables us to electronically process credit applications. This technology reduces processing time and improves standardization of credit underwriting without significant staff increases. TFC's loan servicing software systems interface with a predictive dialing system designed to enhance collection activity by increasing the number of customer contacts per collector hour. The system dials multiple telephone numbers simultaneously based on parameters defined by the Collections Department. Calls are connected automatically to a collector at the same time the customer's account is displayed on the collector's computer screen. The process permits better control of calling patterns for more effective calling and improved customer contact rates. By eliminating busy signals, no answers and answering machines, the system enables the collector to speak to more customers. The system also reports collection performance by collector for improved supervision and results.

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

Regulation

Our businesses are subject to regulation and licensing under various federal, state and local statutes and regulations. Certain states where we operate have adopted motor vehicle retail installment sales acts or variations, consumer finance acts and third party debt collections acts. These laws regulate, among other things, the interest rates and terms and conditions of motor vehicle retail installment sales contracts. These state laws also impose restrictions on direct consumer loan transactions, require disclosures in addition to the requirements under federal law and impose specific statutory liabilities upon creditors who fail to comply.

Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in motor vehicle financing, (affecting The Finance Company) and direct consumer loans, (affecting First Community Finance). Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Motor Vehicle Information and Cost Savings Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, the Graham-Leach-Bliley Act of 1999 and the Soldiers' and Sailors' Civil Relief Act.

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

Employees

At December 31, 2001, we had 276 full-time equivalent employees. No employees are currently covered by collective bargaining agreements. We believe that our employee relations are excellent.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name                      Age*                            Position
Robert S. Raley, Jr.      64        Chairman of the Board of Directors of TFC Enterprises, The
                                    Finance Company and First Community Finance; Chief Executive
                                    Officer of TFC Enterprises and The Finance Company; and
                                    Executive Vice President of First Community Finance

Ronald G. Tray            60        Director, President, and Chief Financial Officer of TFC
                                    Enterprises, and President, Chief Operating Officer, Chief
                                    Financial Officer and Director of The Finance Company

Delma H. Ambrose          42        Senior Vice President and Chief Servicing Officer of The Finance
                                    Company

G. Kent Brooks            65        President, Chief Executive Officer and Director of First
                                    Community Finance

Rick S. Lieberman         45        Executive Vice President and Chief Lending Officer of The
                                    Finance Company

Patricia Piccola          57        Senior Vice President, Chief Administrative Officer and
                                    Secretary of The Finance Company

*As of December 31, 2001

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

Ronald G. Tray joined The Finance Company as a Vice President and director for Management Information Systems in 1989. Mr. Tray was appointed Chief Operating Officer and Director of The Finance Company in 1996 and then appointed President in 2000. Mr. Tray was appointed Vice President of TFC Enterprises in 1996 and then appointed President and Director in 2001. Prior to joining The Finance Company, Mr. Tray was employed by MTech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia, for approximately 20 years. He served as President of Mtech's Mid-Atlantic Division for the last 2 1/2 years.

Delma H. Ambrose joined The Finance Company in 1989 and has served in several capacities prior to becoming the General Manager of the Norfolk Service Center in 1996. Prior to joining The Finance Company, she was employed by Beneficial Finance Corporation for 11 years.

G. Kent Brooks joined First Community Finance in 1994 as President. Prior to that, he was employed by Peoples Finance Corporation, Richmond, Virginia, from 1956 to 1980, the last eight years of which he served as President. From 1980 to 1992, Mr. Brooks served as a Senior Vice President and Regional Manager for Provident Financial Corporation, subsequent to its acquisition of Peoples Finance Corporation. From 1992 to 1993, Mr. Brooks was employed by American General Finance, subsequent to its acquisition of Provident Financial Corporation. Mr. Brooks has been a Director of First Community Finance since 1994.

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

Item 2. Properties

Our principal executive offices, service center and a contract production office, are located in Norfolk, Virginia. The combined facilities consist of approximately 36,000 square feet of space pursuant to a lease expiring in 2006.

The Company has eight point-of-sale contract production offices and three auto center branches which, on a combined basis, total approximately 18,700 square feet of space pursuant to leases expiring from March 2002 to November 2005. First Community Finance, Inc.'s 20 offices, on a combined basis, total approximately 23,000 square feet of space pursuant to leases expiring March 2002 to January 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Since December 22, 1993, TFC Enterprises, Inc. Common Stock has traded on the Nasdaq National Market System under the symbol "TFCE." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included below. As of March 15, 2002, there were approximately 2,088 holders of the Common Stock, including approximately 166 holders of record. TFC Enterprises, Inc. Bylaws have been amended to allow the Board complete discretion in setting the annual meeting. No cash dividends have been paid with respect to the Common Stock since issuance. We have no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of our Board of Directors and will depend upon our profitability and financial condition, capital requirements, statutory restrictions, requirements of our lenders, future prospects and other factors deemed relevant by our Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

We have not issued any of our authorized preferred stock.

The following table sets forth the quarterly range of high and low sales price per share of the Company's Common Stock for 2000 and 2001 as reported by the NASDAQ Stock Market.

2000                                   High                       Low
First Quarter                         $4.12                      $2.69
Second Quarter                        $3.16                      $2.00
Third Quarter                         $2.34                      $1.25
Fourth Quarter                        $1.73                      $0.50

2001                                   High                       Low
First Quarter                         $1.84                      $0.69
Second Quarter                        $2.25                      $0.78
Third Quarter                         $2.88                      $1.60
Fourth Quarter                        $2.80                      $1.18

Item 6. Selected Financial Data

The following table contains certain consolidated financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The Consolidated Statements of Income Data as of December 31, 1997, 1998, 1999, 2000 and 2001 for the years then ended were derived from the Company's Consolidated Financial Statements and Notes thereto. The Operating Data has been derived from the unaudited internal records of the Company. The consolidated financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

Five-Year Summary of Selected Financial Data

                                                                Years ended December 31
(in thousands)                                2001          2000          1999          1998          1997
                                            --------      --------      --------      --------      --------
Statement of Operations Data:
Net interest revenue                        $ 32,360      $ 33,125      $ 34,922      $ 26,133      $ 20,298
Provision for credit losses                    1,887           735           466           737           719
                                            --------      --------      --------      --------      --------
Net interest revenue after provision
  for credit losses                           30,473        32,390        34,456        25,396        19,579

Other revenue                                  1,943         2,100         1,382         1,062         1,105
                                            --------      --------      --------      --------      --------
      Total interest and other revenue        32,416        34,490        35,838        26,458        20,684

Operating expense:
Amortization of intangible assets              1,111         1,103         1,091         1,092         1,091
Securitization costs                              --            --            --           448            --
Other                                         22,567        26,277        23,313        20,743        18,886
                                            --------      --------      --------      --------      --------
Total operating expense                       23,678        27,380        24,404        22,283        19,977
                                            --------      --------      --------      --------      --------

Income before income taxes                     8,738         7,110        11,434         4,175           707
Provision for income taxes                     3,662         3,042         4,947           150            --
                                            --------      --------      --------      --------      --------

Net income                                  $  5,076      $  4,068      $  6,487      $  4,025      $    707
                                            ========      ========      ========      ========      ========

Net income per common share :
     Basic                                  $   0.44      $   0.36      $   0.57      $   0.36      $   0.06
     Diluted                                $   0.43      $   0.34      $   0.53      $   0.33      $   0.06

Balance Sheet Data:
Net contract receivables                    $209,291      $218,594      $182,039      $155,895      $128,503
Total assets                                 246,786       252,963       208,511       172,597       147,833
Total debt                                   185,734       197,342       156,683       130,917       109,786

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

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: our dependence on our lines of credit; our ability to continue to obtain adequate funding under similar terms to purchase contracts; intense competition within our markets: the fluctuating interest rates associated with our line of credit, our reliance on estimates of future recoveries, based on historical recoveries, from prior and future years charge-offs and the impact of retail installment contract defaults. Please refer to a discussion of these and other factors in this report and our other filings with the Securities and Exchange Commission.

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

                                     General
                                     -------

We began operations in 1977 in Alexandria, Virginia, with the founding of The Finance Company by Robert S. Raley, Jr., our current Chairman of the Board and Chief Executive Officer. Mr. Raley has spent his entire 42-year career exclusively within the consumer finance industry. We now conduct consumer finance operations primarily through two wholly owned subsidiaries, The Finance Company and First Community Finance, Inc.

Through The Finance Company, we purchase and service retail installment sales contracts originated by automobile and motorcycle dealers in the sale of vehicles, consisting of new and used automobiles, vans, light trucks, and motorcycles on an individual basis. Retail installment sales contracts are acquired on an individual basis after we have reviewed and approved the vehicle purchaser's credit application. The primary focus of our business is retail installment sales contracts originated by dealers with consumers who are United States enlisted military personnel, in the E-1 through E-4 pay grades and non-military consumers who do not have access to traditional sources of credit. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance. Most of the discount is held in a nonrefundable reserve against which credit losses are first applied. We are based in Norfolk, Virginia, with nine Contract Production Offices and three full service branches throughout the United States.

To maximize our results in 2001, we focused our efforts on our core businesses, automobile retail installment sales contract at The Finance Company and Direct Consumer Loans at First Community Finance. In order to maintain this focus and maximize our strongest business lines, we have phased out as of March 2001 other business lines such as Bulk Acquisitions from "Buy Here Pay Here" automobile dealers.

Our purchases provide us with the ability to direct the credit underwriting process at the initiation of the retail installment sales contract. Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain. This financing allows a dealer to increase the number of vehicles sold and improves dealer profitability. Consumers also benefit because the financing we provide enables them to purchase a vehicle they otherwise might not be able to buy. We utilize a network of nine strategically located contract production offices and three full service branches to underwrite and purchase contracts from participating dealers. As of December 31, 2001, $227.8 million, or 82%, of our gross contract receivables represented point-of-sale purchases, compared to $202.5 million, or 68%, at December 31, 2000 and $175.6 million, or 68%, at December 31, 1999.

In the bulk purchase business, we had emphasized acquisitions of portfolios of seasoned retail installment sales contracts. These contracts normally had a payment history of at least three months. While the typical bulk purchase was approximately $250,000, we had, at times, purchased portfolios totaling more than $12 million. As of December 31, 2001, $20.3 million, or 7% of our gross contract receivables was attributable to bulk purchases, compared to $64.5 million, or 22%, at December 31, 2000, and $60.9 million, or 24% at December 31, 1999.

Although we underwrite and purchase contracts through the various contract production offices, the responsibility for servicing the military accounts is centralized at our service center located in Norfolk, Virginia. Servicing of non-military accounts, purchased by the full service branches, is performed by each branch.

Through First Community Finance, which is headquartered in Richmond, Virginia, we originate and service small consumer loans and purchase and service retail installment sales contracts. First Community Finance began operations in the first quarter of 1995 with the opening of two branches in Richmond, Virginia. As of December 31, 2001, it had twenty branches in Virginia and North Carolina. As of December 31, 2001, $28.6 million, or 10%, of the Company's gross contract receivables was attributable to First Community Finance, compared to $26.9 million, or 9%, at December 31, 2000 and $20.9 million, or 8% at December 31, 1999.

                              Results of Operations
                              ---------------------

Results of Operations
---------------------

Net income and earnings per basic common share

We reported net income of $5.1 million, or $0.44 per basic common share, in 2001, compared to net income of $4.1 million, or $0.36 per basic common share in 2000 and net income of $6.5 million, or $0.57 per basic common share in 1999. The increase in net income and earnings per share in 2001 compared to 2000 was primarily due to two items-lower cost of borrowed funds and lower operating expenses.

Volume

Gross contracts purchased or originated in 2001 totaled $224.3 million, compared to $268.7 million in 2000 and $230.2 million in 1999. The decrease in 2001 volume compared to 2000 was attributable to the phasing out of the Bulk business from "Buy Here Pay Here" automobile dealers starting in March 2001. The increase in 2000 volume compared to 1999 reflected growth in all business lines as shown in the following table. The increases are a result of the continuing acceptance of the programs we offer.

Gross contracts purchased or originated were as follows:

                                                2001                         2000                       1999
                                                ----                         ----                       ----
(dollars in thousands)                   Amount       Percent        Amount        Percent       Amount        Percent
                                        --------      --------      --------      --------      --------      --------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                       $171,776          76.6%     $150,895          56.1%     $130,786          56.9%
    Bulk                                  13,651           6.1        75,445          28.1        71,228          30.9
  Consumer finance                        38,842          17.3        37,359          13.9        28,143          12.2
  Other                                       --            --         5,011           1.9            --            --
                                        --------      --------      --------      --------      --------      --------
      Total                             $224,269         100.0%     $268,710         100.0%     $230,157         100.0%
                                        ========      ========      ========      ========      ========      ========
Number of contracts purchased or
  originated:
  Auto finance:
    Point-of-sale                         12,108          36.3%       10,995          25.8%       10,499          27.6%

    Bulk                                   2,304           6.9        10,640          24.9        12,905          33.9
  Consumer finance                        18,940          56.8        19,563          45.8        14,679          38.5
  Other                                       --            --         1,495           3.5            --            --
                                        --------      --------      --------      --------      --------      --------
      Total                               33,352         100.0%       42,693         100.0%       38,083         100.0%
                                        ========      ========      ========      ========      ========      ========

At year end 2001, we were purchasing automobile retail installment contracts through nine Contract Production Offices ("CPO's") located in Norfolk, Virginia; Killeen, Texas; Jacksonville, Florida; San Diego, California; Tacoma, Washington; Clarksville, Tennessee; Columbus, Georgia; Wichita Falls, Texas; Honolulu, Hawaii; and three full service branches located in Lakewood, Colorado; Covina, California; and Fountain Valley, California.

In 2001, First Community Finance originated $38.8 million in consumer finance contracts, compared to $37.4 million in 2000 and $28.1 million in 1999. The growth is primarily attributable to the maturing of the existing offices and their ability to capture a larger market share in the communities they serve and to the purchase of two offices from a competitor in 2000. All consumer finance contract originations are produced and serviced by 20 offices located in Virginia and North Carolina. The number of offices increased from sixteen in 1998 to seventeen in 1999 to twenty-one in 2000 and decreased to twenty in 2001. First Community Finance closed one office in North Carolina during 2001.

Net interest revenue

Net interest revenue was $32.3 million in 2001 compared to $33.1 million in 2000 and $34.9 million in 1999. The decline in net interest revenue in 2001 compared to 2000 was primarily due to lower yields on our earning assets resulting from the implementation of a more competitive program offered to the dealers and to a decrease in the amount of contract discount accreted to interest revenue as a yield enhancement because of the uncertain economic conditions. The decline in net interest revenue in 2000 compared to 1999 was primarily due to two items-higher cost of borrowed funds due to higher interest rates and lower yields on our earning assets resulting from the implementation of a more competitive program offered to the dealers.

The yield on interest earning assets was 20.47% for 2001 compared to 22.26% and 23.60% for the years of 2000 and 1999. The decrease in yield in 2001 compared to 2000 reflects a more competitive program offered to the dealers, a decrease in the amount of contract discount accreted to interest revenue as a yield enhancement because of uncertain economic conditions, and a decline in the Bulk portfolio which carried a higher yield. The decrease in yield in 2000 compared to 1999 reflects a more competitive program offered to the dealers and to a decrease in the amount of contract discount accreted to interest revenue as a yield enhancement because of increased charge-off levels in 2000.

The cost of interest bearing liabilities was 9.66% for 2001, compared to 10.37% and 9.07%, for 2000 and 1999. The decrease in 2001 compared to 2000 reflects a lower overall one-month LIBOR rate for 2001. The increase in 2000 compared to 1999 reflects a higher overall one-month LIBOR rate for 2000.

Net interest revenue

                                                           Years ended December 31
                                                           -----------------------
(dollars in thousands)                                2001           2000           1999
                                                    --------       --------       --------
Average interest earning assets (a)                 $251,321       $230,030       $203,428
Average interest bearing liabilities                 197,525        174,422        144,378
                                                    --------       --------       --------
Net interest earning assets                         $ 53,796       $ 55,608       $ 59,050
                                                    ========       ========       ========

Interest and other finance revenue on contract
receivables                                         $ 51,440       $ 51,213       $ 48,010
Interest expense                                      19,080         18,088         13,088
                                                    --------       --------       --------
Net interest revenue                                $ 32,360       $ 33,125       $ 34,922
                                                    ========       ========       ========

Yield on interest earning assets                       20.47%         22.26%         23.60%
Cost of interest bearing liabilities                    9.66          10.37           9.07
                                                    --------       --------       --------
Net interest spread                                    10.81%         11.89%         14.53%
                                                    ========       ========       ========

Net interest margin (b)                                12.88%         14.40%         17.17%
                                                    ========       ========       ========

(a)   Average gross contract receivables net of unearned interest revenue.
(b) Net interest margin is net interest revenue divided by average interest earning assets.

Other revenue

Other revenue was $1.9 million in 2001 compared to $2.1 million in 2000 and $1.4 million in 1999. The decrease in 2001 compared to 2000 reflects lower fee income by Recoveries Inc which ceased operations in 2001. The increase in 2000 compared to 1999 was the result of the increase in interest revenue on the larger balance of restricted cash related to our asset securitization activity and an increase in fee income generated by Recoveries, Inc.

Operating expense

Operating expense was $23.7 million in 2001 compared to $27.4 million in 2000 and $24.4 million in 1999. The $3.7 million decrease in 2001 compared to 2000 reflected the downsizing of the Bulk division and two small subsidiaries The $3.0 million increase in 2000 over 1999 reflected increased salaries and benefits relating to increased staffing needs as additional collection personnel were necessary to service the larger receivable portfolio, increased staffing in the national sales department, increased occupancy expenses related to the full year cost of the additional contract production offices opened in 1999, and additional costs associated the with the growth of two smaller subsidiaries.

Operating expenses as a percent of interest earning assets decreased to 9.42% for 2001 from 11.90% and 12.00% in 2000 and 1999. The decrease in the operating expense ratio in 2001 over 2000 resulted from the downsizing of the Bulk division and two small subsidiaries. The decrease in the operating expense ratio in 2000 over 1999 resulted from increasing net contract receivables without a proportional increase in operating expense.

Provision for income taxes

We recorded a $3.7 million tax provision for 2001 compared to a $ 3.0 million tax provision in 2000 and a $4.9 million tax provision in 1999. The effective tax rate in 2001 of 41.9% and in 2000 of 42.8% is higher than the expected combined federal and state tax rates due primarily to goodwill amortization that is not deductible for tax purposes.

In 1993, contingent interest on our convertible notes was considered deductible for Federal income tax purposes but was treated as non-deductible for income tax expense in our financial statements. We are continuing to negotitate the IRS regarding the deductibility of the contingent interest.

                               Financial Condition
                               -------------------

Assets

Total assets decreased by $6.2 million, or 2%, to $246.8 million at December 31, 2001, from $253.0 million at December 31, 2000. The decrease was primarily attributable to a decrease in net contract receivables due to the phasing out of Bulk purchases which was offset by an increase in restricted cash related to our asset securitization activity.

Net contract receivables

Net contract receivables were $209.3 million, or 85% of total assets at December 31, 2001, compared to $218.6 million, or 86% of total assets at December 31, 2000.

Net contract receivables

                                 December 31,
                                 ------------
(dollars in thousands)        2001          2000
                            --------      --------

Auto finance:
  Point-of-sale             $156,737      $136,967
  Bulk                        24,725        53,619
Consumer finance              27,829        28,008
                            --------      --------
    Total                   $209,291      $218,594
                            ========      ========

Liabilities

Total liabilities were $195.7 million at December 31, 2001, an decrease of $11.3 million, or 5%, from $207.0 million at December 31, 2000. The decrease in liabilities in 2001 reflected decreased borrowings as the result of the decrease in net contract receivables. Liabilities represented 79% of total liabilities and equity at December 31, 2001 compared to 82% at December 31, 2000.

                           Credit Quality and Reserves
                           ---------------------------

Net charge-off of auto finance contract receivables

Net charge-off (net of recoveries) to the allowance for credit losses and nonrefundable reserve were $36.2 million in 2001, or 16.4% of average net contract receivables, compared to $33.9 million, or 16.5%, in 2000, and $27.0 million, or 14.6% in 1999.

Provision for credit losses on auto finance contract receivables

Our primary business involves purchasing installment sales contracts at a discount from the principal balance. A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied. The remaining portion of the discount, if any, is recorded as unearned discount and accreted to income using the interest method over the contractual life of the related receivables. Additional amounts necessary to cover estimated future credit losses are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

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

Reserves on auto finance contract receivables

The static pool reserve methodology is used to analyze and reserve for our credit losses. This methodology allows us to stratify our portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the estimated loss for each pool year. These combined estimated losses are reduced by estimated future recoveries that are based on historical recovery performance to establish the estimated required reserve for credit losses. Estimates are reviewed regularly and if necessary, will be revised to reflect historical experience if it deviates materially from the estimates. In the quarter ended December 31, 2001 $0.7 million was reclassified from unearned discount to non-refundable reserves due to the uncertain economic conditions. In the quarter ended September 30, 2000, $1.8 million was reclassified from unearned discount to non-refundable reserves to address increased charge-off. These reclassifications reduce the amount of unearned discount to be accreted to income over the contractual life of the related receivables, which impacts future interest revenue.

At December 31, 2001, the combination of allowance for credit losses, nonrefundable reserve and unearned discount totaled $15.1 million, or 7.4%, of gross auto finance contract receivables, net of unearned interest revenue compared to $26.2 million, or 11.7% at December 31, 2000. The decrease in the percentage of reserves to contract receivables in 2001 compared to 2000 is the result of the phase-out of the bulk purchases which historically has carried a higher charge-off percentage.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at December 31, 2001, of 7.4% are less than net charge-off as a percentage of average net contracts receivable for 2001, of 16.4%. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-off that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly. In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen. Finally the ratio is lower due to an increase in the portion of the portfolio with lower expected loss because of the credit profile of the debtor.

Our refundable dealer reserve decreased to $0.7 million at December 31, 2001 compared with $2.5 million at December 31, 2000. Under certain of our bulk programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, we may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on our Consolidated Balance Sheet and is not included in the calculation of our reserve ratio.

Consumer finance charge-off and reserves (First Community Finance)

Net charge-off (net of recoveries) of consumer finance contracts totaled $1.1 million or 3.88% in 2001 compared to $0.6 million or 2.92% in 2000 and $0.5 million or 2.47% in 1999. The provision for credit losses was $1.1 million in 2001, $0.7 million in 2000 and $0.5 million 1999, and the allowance for credit losses was $1.1 million or 3.93% of outstanding gross contract receivables at December 31, 2001, compared to $0.9 million or 3.40% of contract receivables at December 31, 2000 and $0.8 million or 3.94% of contract receivables at December 31, 1999. Management has established the level of the allowance that it considers to be adequate based on First Community Finance's loss experience.

Consolidated allowance and reserves for contract receivables

                                                                      Years ended December 31
                                                                      -----------------------
(dollars in thousands)                                         2001             2000             1999
                                                             ---------        ---------        ---------
Beginning of period                                          $  22,945        $  23,496        $  22,195
  Provision for credit losses                                    1,887              735              466
  Allocation for credit losses                                  27,581           33,343           28,315
  Charge-off                                                   (44,904)         (40,587)         (33,330)
  Recoveries                                                     6,264            5,958            5,850
                                                             ---------        ---------        ---------
End of period                                                $  13,773        $  22,945        $  23,496
                                                             =========        =========        =========

Average net contract receivables (a)                         $ 251,321        $ 230,030        $ 203,428

End of period net contract receivables (a)                   $ 233,234        $ 253,637        $ 216,900

Total net charge-off as a percent of average
  net contract receivables                                       15.38%           15.07%           13.51%
                                                             =========        =========        =========

Allowance, nonrefundable reserve and unearned discount
  as a percent of net contract receivables (period end)           7.03%           11.03%           12.96%
                                                             =========        =========        =========

(a)   Gross contract receivables net of unearned interest revenue.

Net charge-off by line of business:

                           Years ended December 31
                           -----------------------
(in thousands)         2001         2000         1999
                      -------      -------      -------

Auto finance:
  Point-of-sale       $25,402      $19,652      $16,081
  Bulk                 10,814       14,267       10,892
Consumer finance        1,063          666          507
Other                   1,361           44           --
                      -------      -------      -------
    Total             $38,640      $34,629      $27,480
                      =======      =======      =======

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $15.2 million, or 6.12% of gross auto finance contract receivables at December 31, 2001, compared to $16.1 million, or 6.06%, at December 31, 2000. Gross auto finance contract receivables that were 30 days or more past due totaled $22.5 million, or 9.09% of gross auto finance contract receivables at December 31, 2001, compared to $25.1 million, or 9.42%, at December 31, 2000.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $1.3 million, or 4.7% of gross receivables at December 31, 2001, compared to $0.9 million, or 3.3% at December 31, 2000. Gross consumer finance receivables, originated by First Community Finance, that were 30 days or more past due totaled $2.0 million, or 6.8% of gross receivables at December 31, 2001, compared to $1.4 million, or 5.0% at December 31, 2000.

Consistent with standard industry practice, we measure delinquency at each month end by classifying a contract that is unpaid for two monthly payments as 30 days delinquent and a contract that is unpaid for three monthly payments as 60 days delinquent.

Consolidated Delinquency

                                                                         Years ended December 31
                                                                         -----------------------
(dollars in thousands)                                              2001           2000           1999
                                                                  --------       --------       --------
Gross contract receivables                                        $278,470       $297,823       $257,391
Gross contract receivables 60 + days and over delinquent
  Gross contract amount                                           $ 16,732       $ 17,284       $ 15,528
  Percent of total gross contract receivables                         6.01%          5.80%          6.03%
Gross contract receivables 30 + days and over delinquent
  Gross contract amount                                           $ 24,830       $ 26,992       $ 23,525
  Percent of total gross contract receivables                         8.92%          9.06%          9.14%

                        Liquidity and Capital Resources
                        -------------------------------

Cash Flows

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $1.2 million in 2001, to $0.4 million at December 31, 2001. The decrease reflected $11.5 million of net cash used in financing activities which was offset by $8.7 million in net cash provided by operating activities and by $1.6 million of net cash provided by investing activities. Net cash provided by investing activities principally reflected $7.4 million in net repayments of contract receivables and a $5.5 million increase in restricted cash related to the receivable backed notes. Net cash used in financing activities reflected $14.0 million of net borrowing on our revolving lines of credit, $23.5 million net payments received under the receivable backed notes, $1.8 million of new subordinated debt, and $3.9 million paid on outstanding subordinated debt. Cash and cash equivalents decreased by $0.7 million in 2000, to $1.6 million at December 31, 2000. The decrease reflected $6.8 million of net cash provided by operating activities and $39.3 million in net cash provided by financing, offset by $46.8 million of net cash used in investing activities. Net cash used in investing activities principally reflected $37.4 million in net purchases of contract receivables and a $8.1 million increase in restricted cash related to the receivable backed notes. Net cash provided by financing activities reflected $8.9 million of net payments on our revolving lines of credit, $24.9 million received under the receivable backed notes, $7.7 million of new subordinated debt and $2.2 million paid on outstanding subordinated debt.

Liquidity Management

In March 2002, we placed $64.6 million of automobile receivables-backed securities. The notes are expected to have an average life of 1.3 years with a coupon to the investors of approximately 4.23%. The coupon cost compared to the weighted average APR of the loans of approximately 18.22% leaves a gross interest spread of approximately 13.99%.

We have $6.1. million of subordinated debt principal payments due in 2002. In February, we deferred $1.6 million of this debt to payments starting in January 2003. $2.0 million is due in June 2002. The remaining $2.5 million is related to the 12% and 15% notes and are expected to renew upon maturity. We intend to fund the remaining amounts through cash flow from operations. We also hope to issue additional subordinated debt in 2002, but we cannot offer assurance we will be able to find investors interested in acquiring this debt. These payments, if not replaced by additional subdebt, do however, negatively impact the availability under our primary line of credit.

Currently, TFC's principal sources of borrowing are (i) a revolving line of credit (the "GE Facility") in the maximum amount of $50 million until July 1, 2002 when it is reduced to $40 million, guaranteed by TFC's parent company, TFC Enterprises, Inc., with General Electric Capital Corporation ("GE Capital") and
(ii) a revolving line of credit (the "Westside Facility") in the maximum amount of $75 million, with Westside Funding Corporation, a special purpose funding vehicle administered by WestLB. The GE Facility is scheduled to terminate on January 2, 2003. There can be no assurance that a new credit facility will be executed or available when the GE Facility expires. If a new credit facility is not executed, then TFC will be required to seek alternative financing sources and repay its outstanding balance on or before the expiration of the GE Facility. No assurance can be given that alternative financing sources in addition to the Westside Facility would be available in such event. TFC entered into the

Westside Facility in June 2001 due to a reduction in the maximum amount of the GE Facility and to facilitate future securitizations. The Westside Facility is scheduled to expire on January 1, 2004.

Dividends

We did not declare dividends on our common stock during the years ended December 31, 2001, 2000 and 1999, nor do we anticipate paying cash dividends in the foreseeable future. If and when we decide to declare cash dividends, the amount would be limited by certain provisions of our various credit agreements.

                     Market Risk Disclosure and Risk Factors
                     ---------------------------------------

In evaluating TFC Enterprises, prospective investors should consider carefully all of the information set forth throughout this Report and, in particular, should evaluate the following risk factors.

Defaults on Retail Installment Contracts

We are engaged in consumer finance activities with consumers who have limited access to traditional sources of consumer credit. The inability of an individual to obtain financing through traditional credit sources is generally due to such individual's past credit history or insufficient cash to make the required down payment. As a result, retail installment contracts purchased by The Finance Company or originated by First Community finance are generally with consumers who are considered to have a higher risk of default on a retail installment contract than certain other consumers. Accordingly, we engage in consumer loan activities which typically have a higher risk of loss than those of other consumer financings. While we believe that our expertise with this type of credit customer enables us to evaluate and price accurately the higher risk associated with our business, a significant economic downturn in the markets in which we operate could materially increase the number of charged-off and delinquent retail installment contracts as compared to our historical losses. If we were to experience a material increase in charge-off or delinquencies, our profitability could be adversely affected.

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

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combination, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 141 eliminates the pooling method for accounting for business combinations, requires that intangible assets that meet certain criteria be reported separately from goodwill, and requires the recording of negative goodwill arising from a business combination as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for fiscal years beginning after December 15, 2001. Statement No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

The Company has not yet completed its full assessment of the effects of Statements 141, 142, and 144 on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our operations require substantial borrowing to provide funding for the retail installment contracts purchased by The Finance Company and originated by First Community Finance. Consequently, profitability is impacted by the difference between the rate of interest paid on the funds we borrow and the rate of interest charged on the retail installment contracts, which rate in some states is limited by law. The floating interest rate for borrowings under the line of credit are equal to the average one-month London Interbank Offered Rate, or LIBOR rate, plus a spread. Thus, future increases in interest rates could adversely affect our profitability. During 2001 and 2000, we mitigated a substantial portion of this interest rate risk by the placement of asset backed securities with fixed interest rates over the anticipated period required for those receivables to liquidate.

We also believe we have certain flexibility to increase the discount at which retail installment contracts are purchased, or to increase the rate of interest charged on future retail installment contracts (to the extent not limited by state law), in order to offset the adverse impact of any interest rate increase on profitability. If one-month LIBOR averaged 10% more in 2001 than in 2000, net income would decrease by approximately $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate cap agreement. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8. Financial Statements and Supplementary Data


                         Report of Independent Auditors
                         ------------------------------

The Board of Directors and Shareholders
TFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of TFC Enterprises, Inc. as of December 31, 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as of and for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TFC Enterprises, Inc. as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        McGladrey & Pullen, LLP

Raleigh, North Carolina
January 18, 2002, except for the last
paragraph of Note 1, as to which
the date is March 19, 2002

                         Report of Independent Auditors


The Board of Directors and Shareholders
TFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of TFC Enterprises, Inc. as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as of December 31, 2000 and for the years ended December 31, 2000 and 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TFC Enterprises, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                              Ernst & Young LLP

Richmond, Virginia
March 9, 2001, except for the first
three sentences of the last paragraph
of Note 1, as to which the date is April 2, 2001

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31
                                                                        -----------
(dollars in thousands, except share amounts)                           2001           2000
                                                                       ----           ----
Assets
Cash and cash equivalents                                         $     422      $   1,603
Restricted cash                                                      23,176         17,677
Net contract receivables                                            209,291        218,594
Equipment and leasehold improvements, net                             2,094          2,615
Intangible assets, net                                                7,770          8,881
Other assets                                                          4,033          3,593
                                                                  ---------      ---------
  Total assets                                                    $ 246,786      $ 252,963
                                                                  =========      =========

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                         $ 117,751      $ 103,763
Automobile receivables-backed notes                                  55,056         78,531
Subordinated notes and other term debt                               12,927         15,048
Accounts payable and accrued expenses                                 2,989          4,291
Income taxes and other liabilities                                    6,254          2,954
Refundable dealer reserve                                               728          2,454
                                                                  ---------      ---------
  Total liabilities                                                 195,705        207,041

Commitments

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none outstanding                                                         --             --
Common stock, $.01 par value, 40,000,000 shares authorized;
11,534,890 and 11,449,559 shares issued and outstanding at
December 31, 2001 and 2000,  respectively                                51             50
Additional paid-in capital                                           56,187         56,105
Accumulated deficit                                                  (5,157)       (10,233)
                                                                  ---------      ---------
  Total shareholders' equity                                         51,081         45,922
                                                                  ---------      ---------
  Total liabilities and shareholders' equity                      $ 246,786      $ 252,963
                                                                  =========      =========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                       Years ended December 31
                                                       -----------------------
(in thousands, except per share amounts)              2001        2000        1999
                                                      ----        ----        ----
Interest and other finance revenue on contract
receivables                                        $51,440     $51,213     $48,010
Interest expense                                    19,080      18,088      13,088
                                                   -------     -------     -------
Net interest revenue                                32,360      33,125      34,922
Provision for credit losses                          1,887         735         466
                                                   -------     -------     -------
Net interest revenue after provision
  for credit losses                                 30,473      32,390      34,456
                                                   -------     -------     -------

Other revenue:
Commissions on ancillary products                      866         586         742
Other interest revenues                                690         553          34
Other                                                  387         961         606
                                                   -------     -------     -------
Total other revenue                                  1,943       2,100       1,382
                                                   -------     -------     -------

Total interest and other revenue                    32,416      34,490      35,838

Operating expense:
Salaries                                            12,047      14,027      12,561
Employee benefits                                    2,239       2,632       2,531
Occupancy                                            1,187       1,314         985
Equipment                                            1,467       1,595       1,437
Amortization of intangible assets                    1,111       1,103       1,091
Other                                                5,627       6,709       5,799
                                                   -------     -------     -------
Total operating expense                             23,678      27,380      24,404

Income before income taxes                           8,738       7,110      11,434

Provision for income taxes                           3,662       3,042       4,947
                                                   -------     -------     -------

Net income                                         $ 5,076     $ 4,068     $ 6,487
                                                   =======     =======     =======

Net income per common share:
     Basic                                         $  0.44     $  0.36     $  0.57
                                                   =======     =======     =======
     Diluted                                       $  0.43     $  0.34     $  0.53
                                                   =======     =======     =======

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 Number of                Additional
                                   Shares      Common       Paid-in       Accumulated
(in thousands)                  Outstanding     Stock       Capital         Deficit          Total
                                -----------     -----       -------         -------          -----
BALANCE, DECEMBER 31, 1998         11,405        $50        $56,020        $(20,788)        $35,282
Net income                             --         --             --           6,487           6,487
Stock options exercised                25         --             60              --              60
                                   ------        ---        -------        --------         -------
BALANCE, DECEMBER 31, 1999         11,430         50         56,080         (14,301)         41,829
Net income                             --         --             --           4,068           4,068
Stock options exercised                20         --             25              --              25
                                   ------        ---        -------        --------         -------
BALANCE , DECEMBER 31, 2000        11,450         50         56,105         (10,233)         45,922
Net income                             --         --             --           5,076           5,076
Stock options exercised                85          1             82              --              83
                                   ------        ---        -------        --------         -------
BALANCE, DECEMBER 31, 2001         11,535        $51        $56,187        $ (5,157)        $51,081
                                   ======        ===        =======        ========         =======

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31
                                                                                  -----------------------
(in thousands)                                                                 2001           2000           1999
                                                                               ----           ----           ----
Operating activities
Net income                                                                $   5,076      $   4,068      $   6,487
Adjustments to reconcile net income to  net cash provided by operating activities:
   Amortization of intangible assets                                          1,111          1,103          1,091
   Depreciation and other amortization                                        1,215          1,332          1,301
   Provision for deferred income taxes                                        1,848          2,781            712
   Provision for credit losses                                                1,887            735            466
   Amortization of deferred financial costs                                   2,039          1,121             38
   Changes in operating assets and liabilities:
      Increase in other assets                                               (2,860)        (1,299)        (1,082)
      (Decrease) increase in accounts payable and accrued liabilities        (1,302)           752            359
      (Decrease) increase  in refundable dealer reserve                      (1,726)           935            695
      Increase (decrease) in income taxes and other liabilities               1,452         (4,768)         1,872
                                                                          ---------      ---------      ---------
      Net cash provided by operating activities                               8,740          6,760         11,939
                                                                          ---------      ---------      ---------

Investing activities
Net cost of acquiring contract receivables                                 (123,503)      (158,390)      (135,470)
Repayment of contract receivables                                           130,919        121,003        108,860
Purchase of equipment and leasehold improvements                               (303)        (1,286)        (1,160)
Increase in restricted cash                                                  (5,499)        (8,114)        (9,563)
                                                                          ---------      ---------      ---------
      Net cash provided by (used in) investing activities                     1,614        (46,787)       (37,333)
                                                                          ---------      ---------      ---------

Financing activities
Net (payments) borrowings on the revolving lines of credit                   13,988          8,897        (26,415)
Borrowings on automobile receivables - backed notes                          60,225         79,665         65,150
Payments on automobile receivables - backed notes                           (83,700)       (54,784)       (12,834)
Borrowings on subordinated notes                                              1,805          7,703          1,855
Payments on subordinated notes                                               (3,936)        (2,166)        (2,000)
Proceeds from stock options exercised                                            83             25             60
                                                                          ---------      ---------      ---------
    Net cash (used in) provided by financing activities                     (11,535)        39,340         25,816
                                                                          ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents                             (1,181)          (687)           422
Cash and cash equivalents at beginning of year                                1,603          2,290          1,868
                                                                          ---------      ---------      ---------
Cash and cash equivalents at end of year                                  $     422      $   1,603      $   2,290
                                                                          =========      =========      =========

Supplemental disclosures:

Interest paid                                                             $  15,146      $  15,782      $  12,303
Income taxes paid                                                             1,789          4,712          2,611

          See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

Organization and business

TFC Enterprises Inc. ("TFCE") is a holding company with two primary wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively "vehicles") on an individual basis ("point-of-sale" purchase). Based in Norfolk, Virginia, TFC also has nine contract production offices and three full service branches throughout the United States in communities with a large concentration of military personnel. FCF specializes in the direct origination and servicing of small consumer loans. FCF operates 20 branches throughout Virginia and North Carolina.

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

Contract Receivables

Contract receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or valuation accounts and net of any unamortized deferred service fees and unamortized discounts on purchased loans.

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

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over each asset's estimated useful life, generally five to seven years.

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

Deferred Financing Costs

External costs incurred to obtain financing are deferred and amortized on the effective interest method over the anticipated term of the borrowing. Deferred financing costs of $1.9 million and $1.8 million at December 31, 2001 and 2000 are included in other assets.

Derivative Instruments

The Company uses derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility. The Company's goal is to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain balance-sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities.

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

The determination of the allowance for loan losses is particularly susceptible to significant changes in the economic, environment and market conditions. Management believes that, as of December 31, 2001, the allowance for loan losses and non-refundable reserves are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.

The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. Most states where the Company operates limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of the contracts that the Company purchases and define the Company's rights to repossess and sell collateral. An adverse change in those laws or regulations could have a material adverse effect on the Company's profitability by, among other things, limiting the states in which the Company may operate or the interest rate that may be charged on installment contracts or restricting the Company's ability to realize the value of any collateral securing contracts. The Company is not aware of any materially adverse legislation currently pending in any jurisdiction where it currently transacts business. In June 2001, The Finance Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts. The facility has an expiration date of January 1, 2004 with an option to extend one year. The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB). WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility.

In December 2000, GECC announced that it would no longer participate in the business of financing automobiles or automobile finance companies and renewed the amended revolving line of credit through March 2001. In March 2001, The Finance Company signed a new agreement with this lender that terminates January 1, 2002. The credit line available under the new agreement declined from $130 million to $100 million at the closing of the securitization on April 2, 2001, declined to $75 million on August 1, 2001, and terminated January 1, 2002. On December 3, 2001 the credit line was reduced to $50 million and extended through April 1, 2002. In March 2002, the Company signed a new agreement with this lender that terminates January 2, 2003. The credit line available under the new agreement declines from $50 million to $40 million on July 1, 2002. Additionally, on March 19, 2002, The Finance Company completed a debt financing consisting of $64.6 million of Automobile Receivables-Backed Notes, Series 2002-1. The notes were sold in a private placement to qualified institutional buyers. The notes were issued through TFC's wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation V ("TRCV"), and are rated "AA" by Standard & Poor's Ratings Services and Fitch Ratings Services. The notes are collateralized by the assets of TRCV. Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Radian Asset Assurance Inc. Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables. At the time of issuance, the notes had an expected average life of 1.3 years and a final maturity of August 2007. Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $12.0 million.

2. Contract receivables

The following is a summary of contract receivables at December 31:

(in thousands)                                              2001            2000
Contract receivables:
  Auto finance                                          $248,048        $266,105
  Consumer finance                                        28,616          27,095
  Other                                                    1,806           4,623
                                                        --------        --------
    Gross contract receivables                           278,470         297,823
Less:
  Unearned interest revenue                               45,236          44,186
  Unearned discount                                        2,622           5,012
  Unearned commissions                                     1,196             523
  Unearned service fees, net of costs                      1,040           1,081
  Payments in process                                      5,312           5,204
  Escrow for pending acquisitions                             --             278
  Allowance for credit losses                                971             902
  Nonrefundable reserve                                   12,802          22,043
                                                        --------        --------
    Net contract receivables                            $209,291        $218,594
                                                        ========        ========

The effective rate of interest earned on average net contract receivables assets was 20.47%, 22.26%, and 23.60% for the years ended December 31, 2001, 2000, and 1999 respectively.

At December 31, 2001, contractual maturities of contract receivables were as follows:

(In thousands)
--------------
2002                                                                    $122,653
2003                                                                      85,768
2004                                                                      50,557
2005                                                                      17,074
2006                                                                       2,006
2007                                                                         412
                                                                        --------
Gross contract receivables                                              $278,470
                                                                        ========

It has been the Company's experience that a substantial portion of the portfolio generally is prepaid before contractual maturity dates. The above tabulation, therefore, should not be regarded as a forecast of future cash collections.

Changes in the allowance for credit losses and nonrefundable reserve were as follows:

(in thousands)                                           2001              2000
                                                         ----              ----

Beginning balance                                    $ 22,945          $ 23,496
  Allocation for credit losses                         27,581            33,343
  Provision for credit losses                           1,887               735
  Charge-off                                          (44,904)          (40,587)
  Recoveries                                            6,264             5,958
                                                     --------          --------
Ending balance                                       $ 13,773          $ 22,945
                                                     ========          ========

Included in the allocation for credit losses is $0.7 million and $2.2 million for 2001 and 2000 respectively that was reclassified from unearned discount to non-refundable reserves to address increased charge-off.

3. Equipment and leasehold improvements

The following is a summary of equipment and leasehold improvementsat December
31:

(in thousands)                                                 2001         2000
                                                               ----         ----

Leasehold improvements                                       $  425       $  301
Computer equipment and software                               3,586        3,511
Furniture and office equipment                                2,379        2,504
Automobiles                                                     232          243
                                                             ------       ------
    Equipment and leasehold improvements                      6,622        6,559
Less: accumulated depreciation and amortization               4,528        3,944
                                                             ------       ------
    Equipment and leasehold improvements, net                $2,094       $2,615
                                                             ======       ======

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2001, 2000, and 1999, was $0.8 million, $0.9 million, and $0.9 million, respectively

4. Intangible assets

The following is a summary of intangible assets at December 31:

(in thousands)                                           2001              2000
                                                         ----              ----

  Goodwill                                           $ 16,362          $ 16,362
  Dealer list                                           4,172             4,172
  Less: accumulated amortization                      (12,764)          (11,653)
                                                     --------          --------
  Intangible assets, net                             $  7,770          $  8,881
                                                     ========          ========

5. Pledged assets and debt

Debt outstanding at December 31 consisted of the following:

(in thousands)                                    2001         2000         1999
                                                  ----         ----         ----

Revolving lines of credit                     $117,751     $103,763     $ 94,866
Automobile receivables-backed notes             55,056       78,531       52,316
Subordinated notes (a)                          12,625       14,369        9,019
Other term debt                                    302          679          482
                                              --------     --------     --------
      Total debt                              $185,734     $197,342     $156,683
                                              ========     ========     ========

(a) The subordinated non-convertible notes are net of unamortized discount totaling $5 thousand and $15 thousand at December 31, 2001 and 2000, respectively.

Debt maturity schedule at December 31, 2001:

(in thousands)                          2002         2003        2004        Total
                                        ----         ----        ----
Revolving lines of credit (c)         $ 50,459     $    --     $67,292     $117,751
7.36% ARB Notes (b)                     16,285       4,309          --       20,594
5.853% ARB Notes (b)                    27,521       6,941          --       34,462
Senior subordinated notes                3,667       1,667       1,527        6,861
Subordinated notes                       2,544         230         695        3,469
Debenture                                   --          --       2,300        2,300
Other term debt                            227          75          --          302
                                      --------     -------     -------     --------
                              Total   $100,703     $13,222     $71,814     $185,739
                                      ========     =======     =======     ========

(b) Maturities are based on a cash flow analysis that incorporates various assumptions tied to the performance of the contracts that collateralize these notes. Variation from these assumptions could significantly impact the above tabulation.

(c) See note 1 in the financial statements for further discussion.

Revolving lines of credit

Pursuant to the amended revolving line of credit agreement dated January 1, 1999, the Company's primary lender agreed to provide a credit line of $130 million through January 1, 2001. The agreement was extended through January 1, 2002. The credit line available under the extension: (i) declined to $100 million as of April 2, 2001; (ii) declined to $75 million on August 1, 2001; and
(iii) terminates January 1, 2002. In December 2001, the facility was further extended through April 1, 2002 with an available credit line of $50 million. In March 2002, the Company signed a new agreement with this lender that terminates January 2, 2003. The credit line available under the new agreement declines from $50 million to $40 million on July 1, 2002. The revolving line of credit is secured by all assets of TFC and is guaranteed by TFCE. On a daily basis, the Company remits all cash receipts relating to those receivables to the lender. These daily cash receipts are first applied to accrued interest on the revolving line of credit and the remainder to principal. Borrowings under the revolving line of credit, totaled $29.0 million and $81.2 million at December 31, 2001 and 2000, respectively. The advance rate used to determine availability on this line is limited to a percentage of eligible collateral as specified in this amended agreement. Unused availability under this facility totaled $0.8 million and $3.8 million at December 31, 2001 and 2000, respectively, based on collateral in existence at that time. The 1997 amended agreement along with the December 1996 amended agreement granted the lender warrants to purchase a cumulative total of approximately 1.1 million shares of the Company's common stock at $1 per share over a 5-year period. The expiration of the warrants was subsequently amended to 120 days after the termination of the agreement. The issuance of these warrants was recorded as additional paid-in capital and as a discount to the line of credit. The amount, $0.5 million in 1997 and $0.4 million in 1996 was amortized into interest expense over the term of the 1997 amended agreement.

      Interest on the revolving line of credit accrues at a floating rate equivalent to one-month LIBOR plus a borrowing spread and line fees of $0.3 million for 2001 and 2000.

      The borrowing spread on the Company's primary revolving line of credit was as follows for the years ended December 31, 2001, 2000, and 1999:

                                                                Borrowing Spread
January 1, 1999 to July 31, 2001                                      3.50
August 1, 2001 to December 31, 2001                                   4.00

      The average outstanding balance on the revolving line of credit totaled $65.2 million, $90.2 million, and $118.1 million, respectively, in 2001, 2000, and 1999. The average interest rate paid on the revolving line of credit was 7.98% in 2001, 9.89% in 2000 and 8.68% in 1999. At December 31,
      2001, 2000, and 1999 respectively, one-month LIBOR was 2.13%, 6.63% and 5.56% and the total interest rate was 6.13%, 10.13% and 9.06%.

Another line of credit with another lender is secured by certain contract receivables of FCF and is guaranteed by TFCE. The $25 million facility was established in August 1999, replacing FCF's facility dated March 1997. Borrowings outstanding under FCF's credit facility totaled $21.0 million and $20.0 million at December 31, 2001 and 2000, respectively. The advance rate used to determine availability on the line is limited to 85% of eligible collateral as specified in the agreement. Interest on the revolving line of credit accrues at a floating rate equivalent to one-month LIBOR on the first day of the month plus 2.75%. There was no unused availability under this facility in 2001 or 2000. The average outstanding balance on the FCF revolving line of credit totaled $20.7 million, $17.8 million and $13.8 million, in 2001, 2000 and 1999, respectively with an average interest rate of 6.85%, 9.14% and 8.65%, in 2001, 2000 and 1999, respectively. At December 31, 2001, 2000, 1999 respectively the total interest rate was 4.87%, 9.54% and 9.23%.

A third line of credit with a third lender is secured by certain receivables of PCA and is guaranteed by TFCE. This $6 million facility was established in December 1999 and renews annually in February. Borrowings outstanding under this facility totaled $0.9 million and $2.6 million at December 31, 2001 and 2000, respectively. Interest on the revolving line of credit accrues at a floating rate equivalent to prime on the first day of the month plus 3.25%. There was no unused availability under this facility in 2001 or 2000. The average outstanding balance on the PCA revolving line of credit totaled $1.7 million and $1.2 million with an average interest rate of 10.31% and 12.75% at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000 the total interest rate was 8.25% and 12.75%.

Warehouse facility

In June 2001, The Finance Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts. The facility has an expiration date of January 1, 2004 with an option to extend one year. The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB). WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility.

Borrowings under the revolving line of credit, totaled $67.3 million at December 31, 2001. The advance rate used to determine availability on this line is limited to a percentage of eligible collateral as specified in the agreement. There was no unused availability under this facility at December 31, 2001.

Interest on the revolving line of credit accrues at a floating rate equivalent to one-month LIBOR plus borrowing spread of 2.50%. The agreement utilizes monthly interest-rate swaps to convert its variable-rate debt to a fixed-rate debt. At December 31, 2001 the warehouse facility approximated fair value.

The average outstanding balance on the revolving line of credit totaled
      $30.1 million for 2001. The average interest rate paid on the revolving line of credit was 5.53% for 2001. At December 31, 2001, one-month LIBOR was 1.91% and the total interest rate was 4.41%.

Automobile Receivables-Backed Notes

On April 2, 2001, TFC completed a debt financing consisting of $60.2 million of Automobile Receivables-Backed Notes, Series 2001-1. The notes were sold in a private placement to a qualified institutional buyer. The notes were issued through TFC's wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation IV ("TRC IV"), and are rated "AA" by Standard & Poor's Ratings Services. The notes are collateralized by the assets of TRC IV. Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Asset Guaranty Insurance Company.

      Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables. At the time of issuance, the notes had an expected average life of 1.3 years and a final maturity of April 2007. Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $9.0 million.

On September 26, 2000, TFC completed a debt financing consisting of $81.0 million of Automobile Receivables-Backed Notes, Series 2000-1. The notes were sold in a private placement to a qualified institutional buyer. The notes were issued through TFC's wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation III ("TRC III"), and are rated "AAA" by Standard & Poor's Ratings Services and Moody's Investors Service. The notes are collateralized by the assets of TRC III. Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Financial Security Assurance Inc.

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

      Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables. At the time of issuance, the notes had an expected average life of 1.2 years and a final maturity of April 2004. Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $9.8 million. The notes were redeemed in September 2001.

The terms of the various agreements supporting the issuance of the Automobile Receivables-Backed Notes require TRC, TRC III and TRC IV to operate within certain delinquency and credit loss parameters with respect to the collateral pool and requires TFC to maintain a minimum net worth. As of December 31, 2000, TRC, TRC III and

TRC IV were in compliance with the provisions of the agreements. TFC is responsible for the administration and collection of TRC's, TRC III's, and TRC IV's receivables.

Subordinated debt

10.48% Subordinated Notes, due 2002

      In June 1995, the Company issued $10.0 million of unsecured subordinated notes due. The interest rate is 10.48% and is payable semi-annually. The notes may be prepaid subject to a prepayment penalty. Principal payments of $2 million are due annually with the final payment due June 2002.

13.25% Subordinated Notes, due 2005

      In August 2000, the Company issued $5.0 million of unsecured subordinated notes. The interest rate is 13.25% and interest is payable monthly. The notes may be prepaid subject to a prepayment penalty. Principal payments of $0.1 million are due monthly beginning June 2002 with the final payment due June 2005. In December 2001, based on the prepayment penalty, the Company was required to start making the monthly principal payments. Therefore, the final payment will be November 2004.

15% Subordinated Notes, due 2002-2004

      From July 1998 to September 2001, the Company issued $2.2 million of unsecured subordinated debt due three years from origination. These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 15% per year. Members of the Board of Directors, Executive Officers, and certain relatives have purchased $0.9 million of these notes.

12% Subordinated Notes, due 2002

      From July 2000 to December 2001, the Company issued $1.0 million of unsecured subordinated debt due six months from origination. These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 12% per year. Members of the Board of Directors and Executive Officers have purchased $1.0 million of these notes.

Subordinated Debenture, due 2001

      In June 1998, the Company signed a $1.0 million subordinated floating rate debenture with a subsidiary of a large U.S. based insurance company that is a major provider of credit insurance products to the industry. The debenture matured in January 2001, with interest adjusted quarterly and payable quarterly at 1% over prime. The weighted-average interest rate was 10.21% for 2000 and 8.875% for 1999.

Subordinated Note, due 2004

      The Company issued $1.3 million in December 2000 and $1.0 million in January 2001 unsecured subordinated debt to an affiliate of an U.S. based insurance company that is a major provider of credit insurance products to the industry. The debt matures in January 2004 with interest adjusted quarterly and payable quarterly at 1% over prime. The weighted-average interest rate was 8.50% for 2001 and 10.50% for 2000.

The revolving lines of credit agreements and the Senior Subordinated Note agreements provide for certain covenants and restrictions regarding, among other things, minimum net worth and interest coverage, maximum debt to equity ratio, maximum delinquency and charge-off and minimum reserve requirements.

Dividend restrictions

The Company did not declare dividends on its common stock during the years ended December 31, 2001, 2000, and 1999, nor does it anticipate paying cash dividends in the foreseeable future. If and when the Company decides to declare cash dividends, the amount would be limited by certain provisions of the Company's various credit agreements. Additionally, the various credit agreements provide restrictions on TFC's and its subsidiaries ability to transfer funds to TFCE in the form of dividends.

6. Income taxes

Significant components of deferred tax assets and liabilities were as follows as of December 31:

(in thousands)                                                    2001          2000
                                                                  ----          ----
Deferred tax assets:
Excess of book nonrefundable reserve over tax                 $  6,775      $ 10,905
Excess of book allowance for credit losses over tax                103           322
Temporary difference relating to employee benefits                 117           123
Contingent interest                                                228           228
Other                                                              275            30
                                                              --------      --------
Total deferred tax assets                                        7,498        11,608
                                                              --------      --------

Deferred tax liabilities:
Recognition of unearned discount income for book purposes
  in advance of tax recognition                                 12,289        14,454
Temporary differences relating to intangible assets                352           458
Excess of tax over book depreciation                               160           151
                                                              --------      --------
Total deferred tax liabilities                                  12,801        15,063
                                                              --------      --------

Net deferred tax (liabilities) assets                         $ (5,303)     $ (3,455)
                                                              ========      ========

The following is a summary of the income tax provision for the years ended December 31:

(in thousands)                              2001            2000            1999
                                            ----            ----            ----
Current provision:
  Federal                                 $1,491          $  220          $3,559
  State                                      323              41             676
                                          ------          ------          ------
                                           1,814             261           4,235
                                          ------          ------          ------

Deferred provision:
  Federal                                  1,592           2,341             600
  State                                      256             440             112
                                          ------          ------          ------
                                           1,848           2,781             712
                                          ------          ------          ------

Total                                     $3,662          $3,042          $4,947
                                          ======          ======          ======

The differences between income taxes computed at the statutory Federal rate and actual amounts were as follows for the years ended December 31:

(in thousands)                                      2001        2000        1999
                                                    ----        ----        ----

Computed at statutory Federal rate                $2,971      $2,417      $3,900
State taxes, net of Federal tax benefit              382         316         490
Amortization of intangible assets                    280         280         277
Other items                                           29          29         280
                                                  ------      ------      ------
Computed at effective rate                        $3,662      $3,042      $4,947
                                                  ======      ======      ======

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

7. Employee benefit plan

The Company has a defined contribution savings plan covering all permanent employees working 20 or more hours per week and with more than one year of service. Under the terms of the plan, the Company matches 50% of employees' contributions up to 10% of each employee's earnings as defined. In addition, employees have the option of contributing additional amounts. The Company's plan expense for 2001, 2000, and 1999 was $0.2 million.

8. Stock Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan"), which allows for options to purchase common stock to be granted to employees, including eligible officers, of the Company. A total of 530,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan.

The Company periodically grants options to certain eligible employees under this plan. These stock options are fully vested at the date of grant. Approximately, 15,000 options and 13,000 options were exercised in 2001 and 2000, respectively. As of December 31, 2001, there are no outstanding unexercised options.

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

Long-term Incentive Plan

The Company has established the 1995 Long-Term Incentive Plan ("Incentive Plan"), which provides incentive stock options, non-qualified stock options and restricted stock for certain executives of the Company. The options generally vest over a period of five years. A total of 1.5 million shares of common stock have been reserved for issuance under the Incentive Plan. On June 1, 1998, 104,679 options granted in 1995 were canceled and reissued at an exercise price equal to the then fair market value of the Company's common stock of $2.94 with vesting beginning January 1, 1999 over five years. The remaining options granted in 1995 at an exercise price of $11.50 expired on December 31, 1999. On June 1, 1998, 483,750 options were granted to certain employees at an exercise price equal to the then fair market value of the Company's common stock of $2.94, with vesting beginning January 1, 1999 over five years. Approximately, 70,000 and 3,200 options were excised in 2001 and 2000, respectively. All outstanding options generally expire five years from the vesting date.

Pro forma information regarding net income and earnings per share is required by FAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of FAS No. 123 The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.3% to 6% for 2001 and 2000; price volatility of 70% and a weighted-average expected life of the options of 5.0 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income (in thousands) and pro forma income per share based on options issued during 2001, 2000 and 1999 were as follows:

                                                      Years ended December 31

                                                      2001       2000       1999
                                                      ----       ----       ----

Pro forma net income                                $4,806     $3,593     $6,312

Pro forma net income per basic share                $ 0.42     $ 0.31     $ 0.55

A summary of the activity for the Company's stock options with exercise prices equal to the grant-date market value for the three years ended December 31 was as follows:

                                                  2001                        2000                        1999
                                        ------------------------------------------------------------------------------
                                         Shares       Weighted       Shares       Weighted       Shares       Weighted
                                          under        Average        under        Average        under        Average
                                         Option       Exercise       Option       Exercise       Option       Exercise
                                        (In 000s)       Price       (In 000s)       Price       (In 000s)       Price
                                        ------------------------------------------------------------------------------
Outstanding at beginning of year          1,204         $2.74           883         $2.55         1,367         $9.02
Granted                                      18          1.74           410          3.04           768          2.31
Exercised                                   (70)          .96            (3)         2.94           (26)         2.32
Forfeited and expired                      (139)         2.42           (86)         2.48        (1,226)         9.03
                                          -----                       -----                      ------
Outstanding at end of year                1,013         $2.58         1,204         $2.74           883         $2.55
                                          =====                       =====                      ======

Exercisable at end of year                  614         $2.27           567         $2.15           313         $1.82
                                          =====                       =====                      ======
Weighted-average fair value of
  options granted during the year                       $1.07                       $1.90                       $0.60

For stock options outstanding at December 31, 2001, the range of exercise prices were $1.25 to $3.13 and the weighted-average remaining contractual life was 5 years.

9. Earnings per share

Earnings per share for the years ended December 31 were as follows:

(in thousands, except per share amounts)                                2001        2000        1999
                                                                        ----        ----        ----
Numerator:
     Net income                                                      $ 5,076     $ 4,068     $ 6,487

Denominator:
Denominator for basic earnings per share-weighted-average shares      11,463      11,442      11,409
Effect of dilutive securities:
     Employee stock options                                               62         141         249
Warrants                                                                 411         535         692
                                                                     -------     -------     -------
Dilutive potential common shares                                         473         676         941
                                                                     -------     -------     -------
Denominator for diluted earnings per  share                           11,936      12,118      12,350
                                                                     =======     =======     =======
Basic earnings per share                                             $  0.44     $  0.36     $  0.57
                                                                     =======     =======     =======
Diluted earnings per share                                           $  0.43     $  0.34     $  0.53
                                                                     =======     =======     =======

10. Commitments

The Company conducts its business in leased facilities with original terms of one to eleven years with renewal options for additional periods. These leases are classified as operating leases. Certain equipment, including automobiles, are leased for original terms of one to five years and are classified as operating leases. Options to purchase are also included in certain equipment lease agreements. Rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1.1 million, $1.2 million and $1.0 million, respectively.

Future minimum annual lease payments for property and equipment under lease at December 31, 2001 were as follows:

(In thousands)
--------------
2002                                                                      $1,004
2003                                                                         815
2004                                                                         583
2005                                                                         532
2006                                                                         203
                                                                          ------
  Total                                                                   $3,137
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

11. Financial instruments with off-balance-sheet risk and concentrations of credit risks

In its normal course of business, the Company engages in consumer lending activities with a significant number of consumers (obligors) throughout the United States. The maximum risk of accounting loss from these on- balance-sheet financial instruments with these counterparties, assuming all collateral is deemed worthless, is represented by their respective balance sheet amounts

At December 31, 2001 approximately 62% of the Company's contract receivables portfolio is related to obligors who bought vehicles from dealers in California (18%), Virginia (18%), Texas (17%) and Georgia (9%). Although the Company's contract receivables portfolio includes consumers living throughout the United States, a substantial portion of the obligors' ability to honor their obligations to the Company may be dependent on economic conditions in these states.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments at December 31, 2001 and 2000:

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

The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 were as follows (in thousands):

                                                    2001                          2000
                                                    ----                          ----
                                          Carrying      Estimated       Carrying      Estimated
                                            Amount     Fair Value         Amount     Fair Value
Financial assets:
Cash and cash equivalents                 $    422       $    422       $  1,603       $  1,603
Restricted cash                             23,176         23,176         17,677         17,677
Net contract receivables                   209,291        187,622        218,594        206,365
Other assets                                   438            438            646            646

Financial liabilities:
Revolving lines of credit                 $117,751       $117,751       $103,763       $103,763
Automobile receivables-backed notes         55,056         55,056         78,531         78,531
Subordinated notes                          12,625         10,425         14,369         11,168
Other term debt                                302            302            679            679
Other liabilities                            1,481          1,481          2,501          2,501

13. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts were acquired through the purchase of dealer portfolios. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of smaller subsidiaries and corporate support functions not allocated to either of the business segments. All revenue is generated from external customers in the United States.

Management measures segment performance based on revenue earned (yields achieved) on the outstanding portfolio of contract receivables as well as income before taxes.

The accounting policies are the same as those described in the summary of significant accounting policies.

(In Thousands)                    Auto Finance        Consumer Finance          Other                Total
                                  ------------        ----------------          -----                -----
------------------------------------------------------------------------------------------------------------
2001
Interest revenues                   $  44,415            $   6,323            $     702            $  51,440
                                  --------------------------------------------------------------------------

Interest expense                       17,354                1,532                  194               19,080
                                  --------------------------------------------------------------------------

Income (loss) before
  unallocated amounts:                 10,485                  613                 (831)              10,267
                                  -----------------------------------------------------

Unallocated amounts:
Intangible amortization                                                                               (1,111)
Corporate expenses                                                                                      (418)
                                                                                                   ---------
Consolidated income
  before taxes                                                                                         8,738
                                                                                                   =========

Net contract receivables            $ 181,462            $  26,416            $   1,413            $ 209,291
                                  -----------------------------------------------------
Other assets                                                                                          37,495
                                                                                                   ---------
     Total assets                                                                                  $ 246,786
                                                                                                   =========

(In Thousands)                    Auto Finance        Consumer Finance          Other                Total
                                  ------------        ----------------          -----                -----
------------------------------------------------------------------------------------------------------------
2000
Interest revenues                   $  45,601            $   5,309            $     303            $  51,213
                                  --------------------------------------------------------------------------

Interest expense                       16,318                1,680                   90               18,088
                                  --------------------------------------------------------------------------

Income (loss) before
  unallocated amounts:                  9,648                  309               (1,309)               8,648
                                  -----------------------------------------------------

Unallocated amounts:
Intangible amortization                                                                               (1,103)
Corporate expenses                                                                                      (435)
                                                                                                   ---------
Consolidated income
  before taxes                                                                                         7,110
                                                                                                   =========

Net contract receivables            $ 190,468            $  25,206            $   2,920            $ 218,594
                                  -----------------------------------------------------
Other assets                                                                                          34,369
                                                                                                   ---------
     Total assets                                                                                  $ 252,963
                                                                                                   =========

------------------------------------------------------------------------------------------------------------
(In Thousands)                    Auto Finance        Consumer Finance          Other                Total
1999
                                  --------------------------------------------------------------------------
Interest revenues                   $  43,742            $   4,268            $      --            $  48,010

                                  --------------------------------------------------------------------------
Interest expense                       11,780                1,308                   --               13,088

Income (loss) before
  unallocated amounts:                 12,986                  395                 (162)              13,219
                                  -----------------------------------------------------

Unallocated amounts:
Intangible amortization                                                                               (1,091)
Corporate expenses                                                                                      (694)
                                                                                                   ---------
Consolidated income
  before taxes                                                                                        11,434
                                                                                                   =========

Net contract receivables            $ 162,288            $  19,519            $     232            $ 182,039
                                  -----------------------------------------------------
Other assets                                                                                          26,472
                                                                                                   ---------
     Total assets                                                                                  $ 208,511
                                                                                                   =========

14. Bankruptcy remote subsidiaries

TFC Receivables Corporation 2, III and IV are wholly-owned bankruptcy remote subsidiaries of TFC that were formed to facilitate certain asset-backed financing transactions requiring bankruptcy remote structure. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. These subsidiaries have issued $206.4 million of automobile receivables-backed notes of which $55.1 is outstanding at December 31, 2001. Proceeds from the issuances were used to purchase certain assets from the Company, which collateralize the notes. At December 31, 2001, these subsidiaries had total assets of $83.8 million, of which $67.3 million represented net contract receivables, $15.2 million represented restricted cash and $1.3 million represented other assets which primarily included deferred charges. All of the assets of these subsidiaries have been pledged as collateral on the automobile receivables-backed notes. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates. The automobile receivables-backed notes are further discussed in Note 5 of the Notes to Consolidated Financial Statements.

In June 2001, the Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts. The facility has an expiration date of January 1, 2004 with an option to extend one year. The transaction was completed with

Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB). WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility. TFC Warehouse Corporation I is the wholly-owned bankruptcy remote subsidiary of the Company that was formed to facilitate the asset-backed financing transactions requiring bankruptcy remote structure. The transaction is further discussed in Note 5 of the Notes to Consolidated Financial Statements.

15.  Selected Quarterly Financial Data (Unaudited)

                                                  2001                                                     2000

(dollars in thousands         Dec.         Sept.      June        March        Dec.      Sept.       June      March
except per share amounts)       31           30         30            31          31        30         30         31
 ---------------------------------------------------------------------------------------------------------------------
Statement of operations:
Net interest revenue          $7,143       $8,045     $8,447     $8,725       $7,824    $8,116      $8,525    $8,660
Provision for credit losses    1,033 (1)      332        324        198          258       126         169       182
Other revenue                    393          493        571        486          767       509         465       359
Operating expense              5,570        5,483      5,849      6,776        6,831     6,646       6,613     7,290
                             ------------------------------------------------------------------------------------------
Net income                       493       $1,604     $1,679     $1,300          843    $1,066      $1,284      $875
                             ------------------------------------------------------------------------------------------
Net incme per basic
common share (2)                $0.04        $0.14      $0.15      $0.11        $0.07     $0.09       $0.11     $0.08
                             ------------------------------------------------------------------------------------------
Net income per diluted
common share (2)                $0.04        $0.13      $0.14      $0.11        $0.07     $0.09       $0.10     $0.07
-----------------------------------------------------------------------------------------------------------------------

(1) In the fourth quarter of 2001, a $0.6 million provision was recorded for PC Acceptance.com to cover the remaining expected losses.

(2) There may be a discrepency in YTD net income per share due to rounding.

16.  Recent Pronouncements

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

Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for fiscal years beginning after December 15, 2001. Statement No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

                                    PART III

The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein, as set forth below, by reference to our definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement"), to be filed within 120 days after the end of the last fiscal year, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

Information relating to directors of TFC Enterprises, Inc. and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of TFC Enterprises, Inc. is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11. Executive Compensation

Information regarding compensation of officers and directors of TFC Enterprises, Inc. is set forth in the section entitled "Executive Compensation" in our 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding ownership of certain of TFC Enterprises, Inc.'s securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in our 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationship and Related Transactions

Information regarding certain relationships and related transactions with TFC Enterprises, Inc. is set forth in the section entitled "Certain Relationships and Related Transactions" in our 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)   Financial Statements

      The following consolidated financial statements and the Auditors' Reports thereon, are included in Part II, Item 8 of this report.

      Report of McGladrey & Pullen LLP, Independent Auditors
      Report of Ernst & Young LLP, Independent Auditors
      Consolidated Balance Sheets at December 31, 2001 and 2000

      Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999
      Notes to Consolidated Financial Statements

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

(b)   Reports on Form 8-K (filed during the fourth quarter of 2001):

      None

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

Dated:  March 28, 2002

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                              Title                         Date
            ---------                                              -----                         ----
                                                           Chairman of the Board,           March 28, 2002
/s/ Robert S. Raley, Jr.                                Director and Chief Executive
------------------------------------                              Officer
Robert S. Raley, Jr.


/s/ Walter S. Boone, Jr.                                          Director                  March 28, 2002
------------------------------------
Walter S. Boone, Jr.


/s/ Douglas B. Bywater                                            Director                  March 28, 2002
------------------------------------
Douglas B. Bywater


/s/ Andrew M. Ockershausen                                        Director                  March 28, 2002
------------------------------------
Andrew M. Ockershausen


/s/ Phillip R. Smiley                                             Director                  March 28, 2002
------------------------------------
Phillip R. Smiley


/s/ Linwood R. Watson                                             Director                  March 28, 2002
------------------------------------
Linwood R. Watson


/s/ Ronald G. Tray                                          Director, President
------------------------------------                    and Chief Financial Officer         March 28, 2002
Ronald G. Tray

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

        10.31 Amendment No. 4 to Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement dated November 30, 2000, between The Finance Company and General Electric Capital Corporation. (Incorporated by reference to the Registrant's Form 8-K, Commission File No. 0-22910, previously filed with the Commission on January 26, 2001.)

        10.32 Amendment No. 2 to Amended and Restated Motor Vehicle Installment contract and Security Agreement dated August 18, 2000 between The Finance Company and General Electric Capital Corporation.

     Exhibit
       No.                                   Description
     -------                                 -----------

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

        10.34 Senior Subordinated Debenture between First Community Finance and Lyndon Life Insurance Company dated December 14, 2000.

        10.35 Senior Subordinated Debenture between The Finance Company and Lyndon Life Insurance Company dated December 14, 2000.

        10.36 Senior Subordinated Debenture between The Finance Company and Live Oak Investment Company, LLC dated January 12, 2001.

        10.37 Amended And Restated Motor Vehicle Installment Contract Loan And Security Agreement between THE Finance Company and General Electric Capital Corporation.

        10.38 Amendment No. 3 to Amended and Restated Motor Vehicle Installment Contract and Security agreement 8 dated September 29, 2000 between The Finance Company and General Electric Capital Corporation.

        10.39 Purchase Agreement between The Finance Company and TFC Receivables Corporation IV dated March 30, 2001.

        10.40 Sale and Servicing Agreement among Asset Guaranty Insurance Company, The Finance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.

        10.41 Indenture among Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2001-1 dated March 30, 2001.

        10.42 Insurance and Indemnity Agreement among The Finance Company, Asset Guaranty Insurance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.

        10.43 Purchase Agreement between The Finance Company and TFC Warehouse Corporation I dated June 28, 2001.

        10.44 Sale and Servicing Agreement among The Finance Company, TFC Warehouse Corporation I, Wells Fargo Bank Minnesota, National Association, Wells Fargo Financial America, Inc., and Westside Funding Corporation dated June 28, 2001.

        10.45 Warehouse and Security Agreement among, Wells Fargo Bank Minnesota, National Association, TFC Warehouse Corporation I, The Finance Company, and Westside Funding Corporation dated June 28, 2001.

        10.46 Insurance Agreement among The Finance Company, TFC Warehouse Corporation I, and Royal Indemnity Company dated June 28, 2001.

    (b) 10.47     Amended And Restated Motor Vehicle Installment Contract Loan
                  And Security Agreement between

     Exhibit
       No.                                   Description
     -------                                 -----------

                  THE Finance Company and General Electric Capital Corporation.

        10.48 Employment agreements with Ronald Tray, Delma Ambrose, Rick Lieberman and G. Kent Brooks. These agreements provide for their continued employment upon a change of control of the Company.

     (b)   21     List of subsidiaries of TFC Enterprises, Inc.

     (b) 99.2     Financial Statement Schedule I.

----------

(a)   Represents a management contract or compensatory plan or arrangement per
      Item 14(a)3.

(b)   Filed herewith.

                                                                    Exhibit 99.2
                 Schedule I- Financial Information of Registrant
                              TFC Enterprises, Inc.

Balance Sheets

                                                                 December 31
(in thousands)                                                2001        2000
                                                              ----        ----
Assets
Investment in subsidiaries                                 $ 22,716    $ 16,391
Intangible assets, net                                        7,704       8,796
Due from subsidiaries                                        21,083      22,233
Other assets                                                     13          13
                                                           --------    --------
  Total assets                                             $ 51,516    $ 47,433
                                                           ========    ========

Liabilities and shareholders' equity
Liabilities:
Income taxes payable                                       $    291    $  1,257
Accounts payable and accrued expenses                            20          24
Deferred income taxes                                           124         230
                                                           --------    --------
  Total liabilities                                             435       1,511

Shareholders' equity:
Preferred stock, $.01 per value, 1,000,000 shares
  authorized; none outstanding                                   --          --
Common stock, $.01 par value, 40,000,000 shares
  authorized and 11,534,890 and 11,449,559 outstanding
  in 2001 and 2000, respectively                                 51          50
Additional paid-in capital                                   56,187      56,105
Accumulated deficit                                          (5,157)    (10,233)
                                                           --------    --------
  Total shareholders' equity                                 51,081      45,922
                                                           --------    --------
  Total liabilities and shareholders' equity               $ 51,516    $ 47,433
                                                           ========    ========

                 Schedule I- Financial Information of Registrant
                              TFC Enterprises, Inc.

Statements of Operations

                                                     Years ended December 31
(in thousands)                                      2001       2000       1999
                                                    ----       ----       ----
Net interest revenue:
  Interest revenue                                $    --    $    --    $    --
  Interest expense                                      7         --         --
                                                  -------    -------    -------
Net interest revenue                                   (7)        --         --

Other revenue:
  Equity in net income
    of subsidiaries                                 6,325      5,323      7,909
                                                  -------    -------    -------
Total other revenue                                 6,325      5,323      7,909

Operating expenses:
  Amortization of intangible assets                 1,092      1,091      1,091
  Other                                               416        435        694
                                                  -------    -------    -------
Total operating expense                             1,508      1,526      1,785

Income before income taxes                          4,810      3,797      6,124
(Benefit from) provision for income taxes            (266)      (271)      (363)
                                                  -------    -------    -------
Net income                                        $ 5,076    $ 4,068    $ 6,487
                                                  =======    =======    =======

                 Schedule I- Financial Information of Registrant
                              TFC Enterprises, Inc.

Statements of Cash Flows

                                                                        Years ended December 31
                                                                        -----------------------
(in thousands)                                                        2001       2000       1999
                                                                      ----       ----       ----
Operating activities
Net income                                                          $ 5,076    $ 4,068    $ 6,487
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net (income) of subsidiaries                               (6,325)    (5,323)    (7,909)
    Amortization of intangible assets                                 1,092      1,091      1,091
    (Benefit from) provision for deferred income taxes                 (106)      (124)      (315)
    Changes in operating assets and liabilities:
       Decrease in other assets                                          --         73         20
       Decrease in due from subsidiaries                              1,150        573        990
       Increase in accounts payable and accrued expenses                 (4)       (98)       (18)
       Decrease in income taxes payable                                (966)      (285)      (406)
                                                                    -------    -------    -------
Net cash used in operating activities                                   (83)       (25)       (60)
                                                                    -------    -------    -------
Financing activities
Proceeds from stock options exercised                                    83         25         60
                                                                    -------    -------    -------
Net cash provided by financing activities                                83         25         60
                                                                    -------    -------    -------

Increase (decrease) in cash                                              --         --         --
Cash at beginning of year                                                --         --    $    --
                                                                    -------    -------    -------
Cash at end of year                                                 $    --    $    --         $-
                                                                    =======    =======    =======
Supplemental disclosures:
Income taxes paid                                                   $   725    $ 1,253    $   587