Form 10-Q
period 2002-03-31
TFC ENTERPRISES INC
filed 2002-05-09
CIK 913958

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

                  For the Quarterly Period Ended March 31, 2002

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

                            Yes X   No
                               ----

As of May 8, 2002, there were 11,537,869 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                        QUARTERLY REPORT ON FORM 10-Q FOR
                      THE THREE MONTHS ENDED MARCH 31, 2002

                Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                                     Page No.
------------------------------                                                     --------
Financial Highlights                                                                      3

Financial Statements-Unaudited (Item 1)
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

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------

                                                                          Three months ended
                                                                               March 31,
                                                                    ---------------------------
(in thousands, except per share amounts)                                    2002           2001
-----------------------------------------------------------------------------------------------
Net income                                                               $   1,040   $   1,300

Net income per basic common share                                        $    0.09   $    0.11

Net income per diluted common share                                      $    0.09   $    0.11

Average common shares outstanding (in thousands)                            11,536      11,451
-----------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)


Return on average common equity                                               8.05%      11.17%

Return on average assets                                                      1.70        2.01

Yield on interest-earning assets                                             19.10       21.47

Cost of interest-bearing liabilities                                          8.47       10.35

Net interest margin                                                          12.25       13.44

Operating expense as a percentage of
  average interest-earning assets                                             9.00       10.44

Total net charge-offs to average
  gross contract receivables,
  net of unearned interest                                                   16.81       14.63

60+ days delinquencies to period-end
  gross contract receivables                                                  4.92        5.46

30+ days delinquencies to period-end
  gross contract receivables                                                  6.83        7.98

Total allowance, unearned discount and
nonrefundable reserve to period end gross
contract receivables, net of unearned interest                                5.82       10.91

Equity to assets, period end                                                 21.16       18.26
-----------------------------------------------------------------------------------------------
Average balances:

Interest-earning assets (a)                                              $ 225,333   $ 259,711

Total assets                                                               244,240     258,635

Interest-bearing liabilities                                               182,348     201,595

Equity                                                                      51,638      46,526
-----------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
(a)   Gross contract receivables net of unearned interest revenue

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   March 31,            December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands, except share amounts)                                                 2002                2001 (a)
--------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                        $     261                $     422
Restricted cash                                                                     28,594                   23,176
Net contract receivables                                                           202,894                  209,291
Equipment and leasehold improvements, net                                            1,981                    2,094
Intangible assets, net                                                               7,696                    7,770
Other assets                                                                         4,903                    4,033
--------------------------------------------------------------------------------------------------------------------
   Total assets                                                                  $ 246,329                $ 246,786
====================================================================================================================

Liabilities and shareholders' equity
Liabilities:
Revolving lines of credit                                                        $  64,208                $ 117,751
Automobile receivables-backed notes                                                106,879                   55,056
Subordinated notes and other term debt                                              13,059                   12,927
Accounts payable and accrued expenses                                                3,281                    2,989
Income taxes payable and other liabilities                                           6,181                    6,254
Refundable dealer reserve                                                              597                      728
--------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                194,205                  195,705

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none outstanding                                                            --                       --
Common stock, $.01 par value, 40,000,000 shares
authorized; 11,537,869 and 11,534,890 shares issued  and
outstanding, respectively                                                               51                       51
Additional paid-in capital                                                          56,190                   56,187
Accumulated deficit                                                                 (4,117)                  (5,157)
--------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                        52,124                   51,081
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                     $ 246,329                $ 246,786
====================================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(a) The 12/31/01 numbers were extracted from the audited financial statements.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three months ended
                                                                        March 31,
----------------------------------------------------------------------------------------
(in thousands, except per share amounts)                               2002       2001
----------------------------------------------------------------------------------------
Interest and other finance revenue                                   $10,760    $13,939
Interest expense                                                       3,861      5,214
----------------------------------------------------------------------------------------
    Net interest revenue                                               6,899      8,725
Provision for credit losses                                              568        198
----------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses             6,331      8,527
----------------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                        214        176
Other                                                                    222        310
----------------------------------------------------------------------------------------
    Total other revenue                                                  436        486
----------------------------------------------------------------------------------------
    Total net interest and other revenue                               6,767      9,013
----------------------------------------------------------------------------------------

Operating expense:
Salaries                                                               2,542      3,546
Employee benefits                                                        562        719
Occupancy                                                                267        286
Equipment                                                                335        413
Amortization of intangible assets                                         74        278
Other                                                                  1,289      1,534
----------------------------------------------------------------------------------------
    Total operating expense                                            5,069      6,776
========================================================================================
Income before income taxes                                             1,698      2,237
Provision for income taxes                                               658        937
----------------------------------------------------------------------------------------
    Net income                                                       $ 1,040    $ 1,300
========================================================================================

Net income per common share:
    Basic                                                            $  0.09    $  0.11
    Diluted                                                          $  0.09    $  0.11

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                          Three months ended
                                                              March 31,
-----------------------------------------------------------------------------
(in thousands)                                             2002         2001
-----------------------------------------------------------------------------
Common stock
Balance at beginning and end of period                   $    51     $     50
=============================================================================

Additional paid-in capital
Balance at beginning of period                           $56,187     $ 56,105
 Stock options exercised                                       3            4
-----------------------------------------------------------------------------
Balance at end of period                                 $56,190     $ 56,109
=============================================================================

Accumulated deficit
Balance at beginning of period                           $(5,157)    $(10,233)
  Net income (a)                                           1,040        1,300
-----------------------------------------------------------------------------
Balance at end of period                                 $(4,117)    $ (8,933)
=============================================================================

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three months ended
                                                                                            March 31,
------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2002          2001
------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                            $  1,040     $  1,300
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets                                                         74          278
  Depreciation and other amortization                                                      189          231
  Provision for credit losses                                                              568          198
  Changes in operating assets and liabilities:
  Increase in other assets                                                              (1,577)          --
  Increase (decrease) in accounts payable and accrued expenses                             292          (50)
  (Decrease) increase  in income taxes payable and other liabilities                       (73)       2,389
  Amortization of deferred financial costs                                                 710          475
  Decrease in refundable dealer reserve                                                   (131)        (257)
------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                            1,092        4,564
------------------------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                             (19,491)     (42,909)
Repayment on contract receivables                                                       25,320       35,295
Purchase of  equipment and leasehold improvements                                          (77)        (166)
(Increase) decrease in restricted cash                                                  (5,418)         790
------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                                     334      (6,990)
------------------------------------------------------------------------------------------------------------

Financing activities
Net (repayments) borrowings on revolving lines of credit                               (53,543)      19,113
Net borrowings on other debt                                                               130          144
Borrowings on automobile receivables-backed notes                                       64,552           --
Payments on automobile receivables-backed notes                                        (12,729)     (16,923)
Proceeds from stock options exercised                                                        3            4
------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                  (1,587)       2,338
------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                     (161)         (88)
Cash and cash equivalents at beginning of period                                           422        1,603
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $    261     $  1,515
------------------------------------------------------------------------------------------------------------

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

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K/A. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.  Contract receivables

The following is a summary of contract receivables at March 31, 2002 and December 31, 2001:
                                                       March 31,     Dec. 31,
(in thousands)                                           2002          2001
------------------------------------------------------------------------------
Contract receivables:
  Auto finance                                        $ 232,866     $ 248,048
  Consumer finance                                       26,549        28,616
  Other                                                   1,414         1,806
------------------------------------------------------------------------------
    Gross contract receivables                          260,829       278,470
Less:
  Unearned interest revenue                              43,202        45,236
  Unearned discount                                       1,833         2,622
  Unearned commissions                                    1,107         1,196
  Unearned service fees, net of costs                       999         1,040
  Payments in process                                      (24)         5,312
  Allowance for credit losses                             1,078           971
  Nonrefundable reserve                                   9,740        12,802
------------------------------------------------------------------------------
    Net contract receivables                          $ 202,894     $ 209,291
------------------------------------------------------------------------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

2. Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 2002 and 2001 were as follows:

                                                        Three months ended
                                                             March 31,
-------------------------------------------------------------------------------
(in thousands)                                          2002            2001
-------------------------------------------------------------------------------

Balance at beginning of period                       $  13,773       $  22,945
  Provision for credit losses                              568             198
  Allocation for credit losses                           5,946           9,444
  Charge-offs                                          (11,149)        (11,254)
  Recoveries                                             1,680           1,713
-------------------------------------------------------------------------------
 Balance at end of period                            $  10,818       $  23,046
===============================================================================

3. Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 were as follows:

                                                           Three months ended
                                                                March 31,
-------------------------------------------------------------------------------
(in thousands, except per share amounts)                   2002          2001
-------------------------------------------------------------------------------
Numerator:
   Net income                                            $ 1,040       $ 1,300
-------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per
share-weighted-average shares                             11,536        11,451
                                         --------------------------------------
      Effect of dilutive securities:
      Employee stock options                                   7            29
      Warrants                                               352           231
                                         --------------------------------------
      Dilutive potential common
       shares                                                359           260
                                         --------------------------------------
Denominator for diluted earnings
   per share-adjusted weighted-
   average shares and assumed
   conversions                                            11,895        11,711
-------------------------------------------------------------------------------
Basic earnings per share                                 $  0.09       $  0.11
Diluted earnings per share                               $  0.09       $  0.11

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments. Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively "vehicles") throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts were acquired through the purchase of dealer portfolios. The bulk purchasing was phased out in March 2001. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina. The other column consists of smaller subsidiaries and corporate support functions not allocated to either of the business segments.

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4  Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies.

-----------------------------------------------------------------------------------------------------------
(in thousands)                                                 Consumer
                                          Auto Finance         Finance             Other            Total
-----------------------------------------------------------------------------------------------------------
Three months ended
March 2002
Interest revenues                           $   9,170         $  1,516            $    74        $  10,760
                                     ----------------------------------------------------------------------

Interest expense                                3,597              248                 16            3,861
                                     ----------------------------------------------------------------------


Income (loss) before taxes:                     1,827               (7)                20            1,840

  Unallocated amounts:
  Intangible amortization                                                                               (-)
  Corporate expenses                                                                                  (142)
                                                                                               ------------
  Consolidated income before
   taxes                                                                                             1,698
                                     ----------------------------------------------------------------------

Net contract receivables                    $ 177,293         $ 24,365            $ 1,236        $ 202,894
Other assets                                                                                        43,435
                                                                                               ------------
     Total assets                                                                                $ 246,329
                                     ----------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                               Consumer
                                          Auto Finance         Finance             Other           Total
-----------------------------------------------------------------------------------------------------------
Three months ended
March 2001
Interest revenues                           $  12,121         $  1,524            $   294         $ 13,939
                                     ----------------------------------------------------------------------

Interest expense                                4,666              471                 77            5,214
                                     ----------------------------------------------------------------------


Income (loss) before taxes:                     2,706               94               (141)           2,659

  Unallocated amounts:
  Intangible amortization                                                                             (273)
  Corporate expenses                                                                                  (149)
                                                                                               ------------
  Consolidated income before
    taxes                                                                                            2,237
                                     ----------------------------------------------------------------------

Net contract receivables                    $ 197,840         $ 25,489            $ 2,681        $ 226,010
Other assets                                                                                        32,676
                                                                                               ------------
     Total assets                                                                                $ 258,686
                                     ----------------------------------------------------------------------

                              TFC ENTERPRISES, INC.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations

Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: the inability of the Company to obtain favorable credit facilities to replace its current facility with a principal lender, a rise in interest rates, a deterioration of credit experience and other factors, the loss of or reduction in its credit facilities, or if the Company were to face increased competition. Investors are encouraged to review TFC Enterprise's SEC filings for more information about the factors affecting the Company's business. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
---------------------

Net income and earnings per basic common share

Net income for the first quarter of 2002 was $1.0 million, or $0.09 per basic common share, compared to net income of $1.3 million, or $0.11 per basic common share, in the first quarter of 2001.

Volume

Gross contracts purchased or originated totaled $36.4 million in the first quarter of 2002, compared to $72.8 million purchased in the first quarter of 2001. There was no bulk auto finance contract volume for the first quarter of 2002 compared to $13.5 million for the first quarter of 2001. As previously announced, we phased out new Bulk Acquisitions from "Buy Here Pay Here" automobile dealers in March 2001. Point of Sale contract purchases volume is down as a result of increased competition for the military contract purchases and a more selective buying program in our non-military purchases because of limited funding availability for this line of business. First Community Finance consumer loan volume totaled $5.0 million for the first quarter of 2002 compared to $7.6 million for the first quarter of 2001. First Community Finance business volume has been affected by less consumer interest since September 11, 2001 resulting in lower volume for the quarter.

                              TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months ended March 31, 2002 and 2001:

                                                          Three months ended
                                                              March 31,
-----------------------------------------------------------------------------
(in thousands)                                             2002       2001
-----------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                                        $ 31,448   $ 51,738
    Bulk                                                       --     13,519
  Consumer finance                                          4,975      7,564
-----------------------------------------------------------------------------
    Total                                                $ 36,423   $ 72,821
=============================================================================

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                                           2,171      3,638
    Bulk                                                       --      2,279
 Consumer finance                                           2,220      3,215
-----------------------------------------------------------------------------
    Total                                                   4,391      9,132
=============================================================================

Net interest revenue

Net interest revenue for the first quarter of 2002 decreased to $6.9 million, or 21% from $8.7 million for the first quarter of 2001. The decrease was attributable to a lower yield on average interest-earning assets and a decrease in average interest-earning assets.

The yield on interest-earning assets was 19.10% in the first quarter of 2002, compared to 21.47% in the first quarter of 2001. The decrease in yield reflects a more competitive program for our military dealers while continuing to maintain prudent underwriting standards as well as a decrease in the bulk portfolio, which carried a higher yield. During the first quarter of 2002, $0.5 million was not accreted to income but rather reclassified to nonrefundable reserve. The reclassification was due to the uncertain economic conditions and to cover additional charge off as a result of a change in the method for accounting for expenses on repossessed vehicles. This reclassification also allows the company to maintain reserves at adequate levels. In comparison, during the first quarter of 2001, $1.4 million was accreted to income from unearned discount.

The cost of interest-bearing liabilities decreased to 8.47% for the first quarter of 2002 from 10.35% for the first quarter of 2001. Provided there are no increases in interest rates during 2002, the Company anticipates it will further benefit from the many recent interest rate reductions.

                              TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended March 31, 2002 and 2001:

                                                         Three months ended
                                                              March 31,
------------------------------------------------------------------------------
(in thousands)                                            2002         2001
------------------------------------------------------------------------------
Average interest-earning assets (a)                    $ 225,333    $ 259,711
Average interest-bearing liabilities                     182,348      201,595
------------------------------------------------------------------------------
Net interest earning assets                            $  42,985    $  58,116
==============================================================================

Interest and other finance revenue                     $  10,760    $  13,939
Interest expense                                           3,861        5,214
------------------------------------------------------------------------------
Net interest revenue                                   $   6,899    $   8,725
==============================================================================

Yield on interest-earning assets                           19.10%       21.47%
Cost of interest-bearing liabilities                        8.47        10.35
------------------------------------------------------------------------------
Net interest spread                                        10.63%       11.12%
==============================================================================

Net interest margin (b)                                    12.25%       13.44%
==============================================================================

(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, decreased to 9.00% for the first quarter of 2002 from 10.44% for the first quarter of 2001. The decrease is attributable to the downsizing of the Bulk division and two small subsidiaries. Additionally, per FAS 142, no amortization expense was recognized in relation to goodwill for the first quarter of 2002 compared to $0.2 million for the first quarter of 2001.

Provision for income taxes

The effective tax rate for the first quarter of 2002 and 2001 of approximately 38.8% and 41.9%, respectively for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                              TFC ENTERPRISES, INC.

                               Financial Condition
                               -------------------

Assets

Total assets decreased by $0.5 million to $246.3 million at March 31, 2002, from $246.8 million at December 31, 2001.

Net contract receivables were as follows at March 31, 2002 and December 31, 2001:

                                                         March 31,   Dec. 31,
 (in thousands)                                            2002        2001
 -----------------------------------------------------------------------------
 Auto finance:
   Point-of-sale                                        $ 158,484   $ 156,737
   Bulk                                                    18,809      24,725
 Consumer finance                                          25,601      27,829
 -----------------------------------------------------------------------------
     Total                                              $ 202,894   $ 209,291
 =============================================================================

Liabilities

Total liabilities were $194.2 million at March 31, 2002, a decrease of $1.5 million, or 1%, from $195.7 million at December 31, 2001.

                           Credit Quality and Reserves
                           ---------------------------

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $8.9 million in the first quarter of 2002, representing an annualized rate of 18.1% of average contract receivables net of unearned interest revenue. This compares to $9.0 million, or 14.1%, in the first quarter of 2001.

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

Provision for credit losses is dependent on a number of factors, including, but not limited to, the level and trend of delinquencies and net charge-off, the amount of nonrefundable and refundable dealer reserves, recoveries from charged-off accounts and the overall economic conditions in the markets in which we operate. Due to the inherent uncertainty involved in predicting the future performance of these factors, there can be no assurance regarding the future level of provision for credit losses.

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

At March 31, 2002 the combination of TFC's allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $11.4 million, or 6.0%, of contract receivables net of unearned interest revenue. This compares to $15.1 million, or 7.4%, at December 31, 2001.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $0.6 million at March 31, 2002 and $0.7 million at December 31, 2001. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at March 31, 2002, of 6.0% are less than net charge-offs as a percentage of average net contracts receivable for the three months ended March 31, 2002, of 18.1% on an annualized basis. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-off that are not reflected in the current year charge-off percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management monthly. In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.4 million in the first quarter of 2002 and $0.2 million in the first quarter of 2001, representing an annualized rate of 6.20% and 3.26% of average gross contract receivables net of unearned interest revenue, respectively. The provision for credit losses was $0.5 million for the first quarter of 2002 and $0.2 million for the first quarter of 2001 and the allowance for credit losses was $1.1 million or 4.68% and $1.1 million or 3.93% of outstanding gross contract receivables at March 31, 2002 and December 31, 2001, respectively. Management has established the level of allowance that it considers to be adequate based on FCF's experience through March 31, 2002.

                              TFC ENTERPRISES, INC.

Charge-offs net of recoveries, by line of business, for the three months ended March 31, 2002 and 2001, were as follows: Three months ended

                                                               March 31,
-----------------------------------------------------------------------------
(in thousands)                                               2002      2001
-----------------------------------------------------------------------------
Auto finance:
  Point-of-sale                                            $ 7,656   $ 5,853
  Bulk                                                       1,251     3,171
Consumer finance                                               415       192
Other                                                          146       324
-----------------------------------------------------------------------------
    Total                                                  $ 9,468   $ 9,540
=============================================================================

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $11.4 million, or 4.9% of gross auto finance contract receivables at March 31, 2002, compared to $15.2 million, or 6.1%, at December 31, 2001. Gross auto finance contract receivables that were 30 days or more past due totaled $15.9 million, or 6.8% of gross auto finance contract receivables at March 31, 2002, compared to $22.5 million, or 9.1%, at December 31, 2001.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $1.2 million, or 4.6% of gross receivables at March 31, 2002, compared to $1.3 million, or 4.7% at December 31, 2001. Gross consumer finance receivables that were 30 days or more past due totaled $1.7 million, or 6.4% of gross receivables at March 31, 2002, compared to $2.0 million, or 6.8% at December 31, 2001.

Delinquency at March 31, 2002 and December 31, 2001 was as follows:

                                                                         March 31,     Dec. 31,
(in thousands)                                                             2002          2001
---------------------------------------------------------------------------------------------------
Gross contract receivables                                               $260,829     $ 278,470
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                               $ 12,827      $ 16,732
     Percent of total gross contract receivables                             4.92%         6.01%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                               $ 17,826      $ 24,830
     Percent of total gross contract receivables                             6.83%          8.92%

                              TFC ENTERPRISES, INC.

                         Liquidity and Capital Resources
                         -------------------------------

Liquidity management

As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased to $0.2 million for the first quarter of 2002. The decrease reflected $1.1 million of net cash provided by operating activities and $0.3 million in net cash provided by investing activities, offset by $1.6 million of net cash used in financing activities. Net cash used in investing activities principally reflected $5.8 million in net repayments of contract receivables and a $5.4 million increase in restricted cash. Net cash provided by financing activities reflected $53.5 million of net repayments on our revolving lines of credit and $51.8 million net proceeds received under the receivable backed notes. For the first three months of 2001, cash and cash equivalents decreased to $1.5 million The decrease reflected $4.6 million of net cash provided by operating activities and $2.3 million in net cash provided by financing, offset by $7.0 million of net cash used in investing activities. Net cash used in investing activities principally reflected $42.9 million in net purchases of contract receivables. Net cash provided by financing activities reflected $19.1 million of net borrowings on our revolving lines of credit and $16.9 million received under the receivable backed notes.

           Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

Our operations require substantial borrowing to provide funding for the retail installment contracts purchased by The Finance Company and direct consumer loans originated by First Community Finance. Consequently, profitability is impacted by the difference between the rate of interest paid on the funds we borrow and the rate of interest charged, which rate in some states is limited by law. The floating interest rate for borrowings under the line of credit are equal to the average one-month London Interbank Offered Rate, or 30 day LIBOR rate, plus a spread. Thus, future increases in interest rates could adversely affect our profitability. During 2002 and 2001, we mitigated a substantial portion of this interest rate risk by the placement of asset backed securities with fixed interest rates over the anticipated period required for those receivables to liquidate.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports of Form 8-K

     (a) Exhibits
     10.1 Purchase Agreement between The Finance Company and TFC Receivables Corporation V dated March 19, 2002.

     10.2 Sale and Servicing Agreement among Radian Asset Assurance Inc., The Finance Company, TFC Automobile Receivables Trust 2002-1, TFC Receivables Corporation V and Wells Fargo Bank Minnesota, National Association dated March 19, 2002.

     10.3 Indenture among Radian Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2002-1 dated March 19, 2002.

     10.4 Insurance and Indemnity Agreement among The Finance Company, Radian Asset Assurance Inc., TFC Automobile Receivables Trust 2002-1, TFC Receivables Corporation V, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated March 19, 2002.


     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TFC ENTERPRISES, INC.
                                                     (Registrant)

Date: May 8, 2002                     By: /s/ Robert S. Raley Jr.
                                          ------------------------
                                          Robert S. Raley, Jr.
                                          Chairman, Chief Executive Officer
                                          and Director


Date: May 8, 2002                     By: /s/ Ronald G. Tray
                                          -------------------
                                          Ronald G. Tray
                                          President and Chief Financial Officer

                                Index to Exhibits

Exhibit No.                                Description

     10.1 Purchase Agreement between The Finance Company and TFC Receivables Corporation V dated March 19, 2002.

     10.2 Sale and Servicing Agreement among Radian Asset Assurance Inc., The Finance Company, TFC Automobile Receivables Trust 2002-1, TFC Receivables Corporation V and Wells Fargo Bank Minnesota, National Association dated March 19, 2002.

     10.3 Indenture among Radian Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2002-1 dated March 19, 2002.

     10.4 Insurance and Indemnity Agreement among The Finance Company, Radian Asset Assurance Inc., TFC Automobile Receivables Trust 2002-1, TFC Receivables Corporation V, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated March 19, 2002.

     (b) Reports on Form 8-K

         None.