Form 10-Q
period 2002-06-30
TFC ENTERPRISES INC
filed 2002-08-14
CIK 913958

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

                  For the Quarterly Period Ended June 30, 2002

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

                                                  Yes |X|  No
                                                     ----    -------

As of August 13, 2002, there were 11,541,033 outstanding shares of the registrant's $.01 par value per share common stock.

                              TFC ENTERPRISES, INC.
                        QUARTERLY REPORT ON FORM 10-Q FOR
                  THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

                Table of Contents and 10-Q Cross Reference Index

Part I - Financial Information                                         Page No.
------------------------------                                         --------

Financial Highlights                                                          3

Financial Statements- unaudited (Item 1)
  Consolidated Balance Sheets                                                 4
  Consolidated Statements of Income                                         5-6
  Consolidated Statements of Changes in Shareholders' Equity                  7
  Consolidated Statements of Cash Flows                                       8
  Notes to Consolidated Financial Statements                                  9

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                          14

Quantitative and Qualitative Disclosures about Market Risk (Item 3)          21


Part II - Other Information
---------------------------

Exhibits and Reports on Form 8-K (Item 6)                                    22

Signatures                                                                   23

Index to Exhibits                                                            24

                              TFC ENTERPRISES, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------

                                                                               Three months ended             Six months ended
                                                                                    June 30,                      June 30,
                                                                       ----------------------------------------------------------
(in thousands, except per share amounts)                                       2002           2001            2002          2001
---------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in accounting principle      $    743       $  1,679        $  1,783      $  2,978

Cumulative effect of change in accounting principle                              --             --        $(6,777)            --

Net (loss) income                                                          $    743       $  1,679        $(4,994)      $  2,978

Net income per basic common share before cumulative effect of change
in accounting principle                                                    $   0.06       $   0.15        $   0.15      $   0.26

Net income per diluted common share before cumulative effect of
change in accounting principle                                             $   0.06       $   0.14        $   0.15      $   0.25

Net  (loss) income per basic common share                                  $   0.06       $   0.15        $( 0.43)      $   0.26

Net  (loss) income per diluted common share                                $   0.06       $   0.14        $( 0.42)      $   0.25

Average common shares outstanding (in thousands)                             11,539         11,457          11,537        11,454
---------------------------------------------------------------------------------------------------------------------------------
Performance ratios (annualized, as appropriate)

Return on average common equity (b)                                           5.66%         13.98%           6.85%        12.60%
Return on average assets (b)                                                   1.27           2.56            1.50          2.28
Yield on interest-earning assets                                              18.98          20.77           19.04         21.15
Cost of interest-bearing liabilities                                           8.45           9.91            8.51         10.11
Net interest margin                                                           12.11          13.03           12.18         13.25
Operating expense as a percentage of  average interest-earning assets          9.37           9.02            9.18          9.74

Total net charge-offs to average
  gross contract receivables,  net of unearned interest                       13.04          13.68           14.98         14.35

60+ days delinquencies to period-end gross contract receivables                4.58           5.60            4.58          5.60

30+ days delinquencies to period-end gross contract receivables                6.98           8.48            6.98          8.48

Total allowance, nonrefundable reserve and unearned discount to period end gross contract receivables,
 net of unearned interest                                                      5.31           9.97            5.31          9.97

Equity to assets, period end (b)                                              23.75          18.65           23.75         18.65
---------------------------------------------------------------------------------------------------------------------------------
Average balances:

Interest-earning assets (a)                                                $210,614       $259,342        $218,023      $259,186

Total assets                                                                226,693        262,476         231,010       260,823

Interest-bearing liabilities                                                171,159        202,487         175,697       202,379

Equity (b)                                                                   52,481         48,038          52,050        47,290
---------------------------------------------------------------------------------------------------------------------------------

Note: Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
(a)  Gross contract receivables net of unearned interest revenue.
(b)  Before cumulative effect of change in accounting principle.

                              TFC ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,     December 31,
----------------------------------------------------------------------------------------
(in thousands, except share amounts)                               2002         2001(a)
----------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                     $   1,378        $    422

Restricted cash                                                  15,924          23,176

Net contract receivables                                        191,643         209,291

Equipment and leasehold improvements, net                         1,860           2,094

Intangible assets, net                                              817           7,770

Other assets                                                      4,184           4,033
----------------------------------------------------------------------------------------
   Total assets                                               $ 215,806        $246,786
========================================================================================

Liabilities and shareholders' equity

Liabilities:

Revolving lines of credit                                     $  78,218        $117,751

Automobile receivables-backed notes                              69,413          55,056

Subordinate notes and other term debt                            12,957          12,927

Accounts payable and accrued expenses                             2,006           2,989

Income taxes payable and other liabilities                        6,633           6,254

Refundable dealer reserve                                           485             728
----------------------------------------------------------------------------------------
  Total liabilities                                             169,712         195,705

Shareholders' equity:

Preferred stock, $.01 par value, 1,000,000 shares
authorized; none outstanding                                         --              --

Common stock, $.01 par value, 40,000,000 shares
authorized; 11,541,033 and 11,534,890 shares issued and
outstanding, respectively                                            51              51

Additional paid-in capital                                       56,194          56,187

Accumulated deficit                                            (10,151)         (5,157)
----------------------------------------------------------------------------------------
  Total shareholders' equity                                     46,094          51,081
----------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                  $ 215,806        $246,786
========================================================================================

See accompanying Notes to Consolidated Financial Statements.

(a) Numbers are extracted from audited information.

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                              Six months ended
                                                                                  June 30,
--------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                     2002           2001
--------------------------------------------------------------------------------------------------
Interest and other finance revenue                                         $ 20,755       $27,404
Interest expense                                                              7,478        10,232
--------------------------------------------------------------------------------------------------
    Net interest revenue                                                     13,277        17,172
Provision for credit losses                                                   1,179           522
--------------------------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses                   12,098        16,650
--------------------------------------------------------------------------------------------------

Other revenue:
Commissions on ancillary products                                               373           400
Other                                                                           423           656
--------------------------------------------------------------------------------------------------
    Total other revenue                                                         796         1,056
--------------------------------------------------------------------------------------------------
    Total net interest and other revenue                                     12,894        17,706
--------------------------------------------------------------------------------------------------

Operating expense:
Salaries                                                                      4,950         6,608
Employee benefits                                                             1,055         1,248
Occupancy                                                                       634           575
Equipment                                                                       656           762
Amortization of intangible assets                                               149           555
Other                                                                         2,560         2,877
--------------------------------------------------------------------------------------------------
    Total operating expense                                                  10,004        12,625
--------------------------------------------------------------------------------------------------
Income before income taxes                                                    2,890         5,081
Provision for income taxes                                                    1,107         2,103
--------------------------------------------------------------------------------------------------
    Net income before cumulative effect of change in accounting principle     1,783         2,978
--------------------------------------------------------------------------------------------------
    Cumulative effect of change in accounting principle (Note 5)            (6,777)            --
--------------------------------------------------------------------------------------------------
    Net (loss) income                                                      $(4,994)       $ 2,978
==================================================================================================
Net income per common share before cumulative effect of change in accounting principle:
    Basic                                                                  $   0.15       $  0.26
    Diluted                                                                $   0.15       $  0.25
Cumulative effect of change in accounting principle:
    Basic                                                                  $ (0.58)            --
    Diluted                                                                $ (0.57)            --
Net (loss) income per common share
     Basic                                                                 $ (0.43)       $  0.26
     Diluted                                                               $ (0.42)       $  0.25


See accompanying Notes to Consolidated Financial Statements

                              TFC ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three months ended
                                                           June 30,   June 30,
------------------------------------------------------------------------------
(in thousands, except per share amounts)                     2002       2001
------------------------------------------------------------------------------
Interest and other finance revenue                          $9,995    $13,464
Interest expense                                             3,617      5,017
------------------------------------------------------------------------------
    Net interest revenue                                     6,378      8,447
------------------------------------------------------------------------------
Provision for credit losses                                    611        324
------------------------------------------------------------------------------
    Net interest revenue after provision for credit losses   5,767      8,123

Other revenue:
Commissions on ancillary products                              159        225
Other                                                          201        346
------------------------------------------------------------------------------
    Total other revenue                                        360        571
------------------------------------------------------------------------------
Total net interest and other revenue                         6,127      8,694

Operating expense:
Salaries                                                     2,408      3,062
Employee benefits                                              493        529
Occupancy                                                      367        289
Equipment                                                      321        349
Amortization of intangible assets                               75        278
Other                                                        1,271      1,342
------------------------------------------------------------------------------
    Total operating expense                                  4,935      5,849
------------------------------------------------------------------------------
Income before income taxes                                   1,192      2,845
Provision for income taxes                                     449      1,166
------------------------------------------------------------------------------
    Net income                                              $  743    $ 1,679
------------------------------------------------------------------------------

Net income per common share:

    Basic                                                   $ 0.06    $  0.15
    Diluted                                                 $ 0.06    $  0.14


See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                              Six months ended
                                                 June 30,
------------------------------------------------------------------
(in thousands)                             2002            2001
------------------------------------------------------------------
Common stock

Balance at beginning and end of period     $      51     $      50
==================================================================

Additional paid-in capital
Balance at beginning of period             $  56,187     $  56,105
 Stock options exercised                           7             8
------------------------------------------------------------------
Balance at end of period                   $  56,194     $  56,113
==================================================================

Accumulated deficit
Balance at beginning of period             $ (5,157)     $(10,233)
  Net income (loss) (a)                      (4,994)         2,978
------------------------------------------------------------------
Balance at end of period                   $(10,151)     $ (7,255)
==================================================================

(a) There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six months ended
                                                                              June 30,
----------------------------------------------------------------------------------------------
(in thousands)                                                              2002        2001
----------------------------------------------------------------------------------------------
Operating activities
Net (loss) income                                                        $ (4,994)    $ 2,978
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Gain on sale of branch                                                        28         --
  Amortization of intangible assets                                            149        555
  Cumulative effect of change in accounting principle                        6,777         --
  Depreciation and other amortization                                        1,816      1,329
  Provision for credit losses                                                1,179        522
  Provision for deferred income taxes                                        2,294      (230)
  Changes in operating assets and liabilities:
  Increase in other assets                                                 (1,589)    (2,417)
  (Decrease) increase in accounts payable and accrued expenses               (983)          2
  (Decrease) increase in income taxes payable and other liabilities        (1,915)      2,738
   Decrease in refundable dealer reserve                                     (243)    (1,098)
----------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                2,519      4,379
----------------------------------------------------------------------------------------------

Investing activities
Net cost of acquiring contract receivables                                (39,722)   (73,183)
Repayment on contract receivables                                           56,191     68,623
Purchase of equipment and leasehold improvements                             (140)      (211)
Decrease (increase) in restricted cash                                       7,252    (5,423)
----------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                      23,581   (10,194)
----------------------------------------------------------------------------------------------

Financing activities
Net payments on revolving lines of credit                                 (39,533)   (13,969)
Net borrowings on other debt                                                    25        228
Borrowings on automobile receivables-backed notes                           64,552     60,225
Payments on automobile receivables-backed notes                           (50,195)   (41,635)
Proceeds from stock options exercised                                            7          8
----------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                    (25,144)      4,857
----------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                               956      (958)
Cash and cash equivalents at beginning of period                               422      1,603
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $   1,378    $   645
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                              TFC ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises Inc. ("TFCE") is a holding company with two primary wholly-owned subsidiaries, The Finance Company ("TFC") and First Community Finance, Inc. ("FCF"). TFCE has no significant operations of its own. TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively "vehicles") on an individual basis ("point-of-sale" purchase). Based in Norfolk, Virginia, TFC also has contract production offices throughout the United States. FCF specializes in the direct origination and servicing of small consumer loans. FCF operates branches throughout Virginia and North Carolina.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K/A. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements including a one-time charge for impairment of goodwill. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002. Certain amounts have been reclassified to conform to the current quarter's presentation.

2.  Contract receivables

The following is a summary of contract receivables at June 30, 2002, and December 31, 2001:

                                            June 30,     Dec. 31,
(in thousands)                               2002         2001
-------------------------------------------------------------------
Contract receivables:
  Auto finance                              $ 217,945    $ 248,048
  Consumer finance                             26,432       28,616
  Other                                         1,096        1,806
-------------------------------------------------------------------
    Gross contract receivables                245,473      278,470
Less:
  Unearned interest revenue                    41,022       45,236
  Unearned discount                             1,331        2,622
  Unearned commissions                          1,025        1,196
  Unearned service fees, net of costs             932        1,040
  Payments in process                             (6)        5,312
  Allowance for credit losses                   1,180          971
  Nonrefundable reserve                         8,346       12,802
-------------------------------------------------------------------
    Net contract receivables                $ 191,643    $ 209,291
===================================================================

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

2. Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months and six months ended June 30, 2002 and 2001 were as follows:

                                       Three months ended      Six months ended
                                            June 30,               June 30,
--------------------------------------------------------------------------------
(in thousands)                          2002       2001        2001       2001
--------------------------------------------------------------------------------

Balance at beginning of period       $ 10,818  $  23,046   $  13,773  $  22,945
  Provision for credit losses             611        324       1,179        522
  Allocation for credit losses          4,959      6,373      10,905     15,817
  Charge-offs                         (8,629)   (10,496)    (19,799)   (21,750)
  Recoveries                            1,767      1,628       3,468      3,341
--------------------------------------------------------------------------------
 Balance at end of period            $  9,526  $  20,875   $   9,526  $  20,875
================================================================================

3.  Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 were as follows:

                                          Three months ended    Six months ended
                                               June 30,             June 30,
--------------------------------------------------------------------------------
(in thousands, except per share amounts)    2002     2001      2002       2001
--------------------------------------------------------------------------------
Numerator:
   Net income before cumulative
     effect of change in accounting
     principle                           $   734   $ 1,679   $ 1,783    $ 2,978
Cumulative effect of change in
 accounting principle                    $     -   $     -   $(6,777)   $     -
   Net (loss) income                         743     1,679    (4,994)     2,978
--------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per
share-weighted-average shares             11,539    11,457     11,537    11,454
                                        ----------------------------------------
      Effect of dilutive securities:
      Employee stock options                  31        55         19        43
      Warrants                               435       421        394       326
                                        ----------------------------------------
      Dilutive potential common
       shares                                466       476        413       369
                                        ----------------------------------------
Denominator for diluted earnings
  per share-adjusted weighted-
  average shares and assumed
  conversions                             12,005    11,933     11,950    11,823
--------------------------------------------------------------------------------
Basic earnings per share before
 cumulative effect of change in
 accounting principle                    $  0.06   $  0.15   $  0.15    $  0.26
Diluted earnings per share before
 cumulative effect of change in
 accounting principle                    $  0.06   $  0.14   $  0.15    $  0.25
Basic earnings per share                 $  0.06   $  0.15   $ (0.43)   $  0.26
Diluted earnings per share               $  0.06   $  0.14   $ (0.42)   $  0.25

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

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies as presented in the annual report at December 31, 2001.

---------------------------------------------------------------------
(in thousands)                  Auto      Consumer
                               Finance    Finance    Other     Total
---------------------------------------------------------------------
Three months ended
June 2002

Interest revenues              $  8,407   $ 1,533   $  55   $  9,995
                            -----------------------------------------

Interest expense               $  3,360   $   245   $  12   $  3,617
                            -----------------------------------------


Income (loss) before taxes:    $  1,436   $   (5)   $(85)   $  1,346

  Unallocated amounts:
  Intangible amortization                                       (70)
  Corporate expenses                                            (84)
                                                            ---------
  Consolidated income before
    taxes                                                   $  1,192
                            -----------------------------------------

Net contract receivables       $166,701   $23,962   $ 980   $191,643
Other assets                                                  24,163
                                                            ---------
     Total assets                                           $215,806
                            -----------------------------------------

 --------------------------------------------------------------------
                                Auto      Consumer
                               Finance    Finance    Other     Total
---------------------------------------------------------------------
Three months ended
June 2001

Interest revenues              $ 11,704   $ 1,566  $  194   $ 13,464
                            -----------------------------------------

Interest expense               $  4,563   $   404  $   50   $  5,017
                            -----------------------------------------


Income (loss) before taxes:    $  3,071   $   126  $   18   $  3,215

  Unallocated amounts:
  Intangible amortization                                      (273)
  Corporate expenses                                            (97)
                                                            ---------
  Consolidated income before
    taxes                                                   $  2,845
                            -----------------------------------------

Net contract receivables       $193,697   $26,528  $2,407   $222,632
Other assets                                                  39,583
                                                            ---------
     Total assets                                           $262,215
                            -----------------------------------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

4.  Segments (continued)

----------------------------------------------------------------------
(in thousands)                  Auto     Consumer
                              Finance     Finance    Other     Total
----------------------------------------------------------------------
Six months ended June 2002
Interest revenues             $ 17,578    $ 3,049    $ 128   $ 20,755
                             -----------------------------------------

Interest expense              $  6,957    $   493    $  28   $  7,478
                             -----------------------------------------


Income (loss) before taxes:   $  3,263    $  (13)    $(65)   $  3,185

  Unallocated amounts:
  Intangible amortization                                       (139)
  Corporate expenses                                            (156)
                                                             ---------
  Consolidated income before
    taxes and cumulative effect
    of change in accounting
    principle                                                $  2,890
                             -----------------------------------------

Net contract receivables      $166,701    $23,962    $ 980   $191,643
Other assets                                                   24,163
                                                             ---------
     Total assets                                            $215,806
                             -----------------------------------------

----------------------------------------------------------------------
                                Auto     Consumer
                              Finance     Finance    Other     Total
----------------------------------------------------------------------
 Six months ended June 2001

Interest revenues             $ 23,825    $ 3,090   $  489   $ 27,404
                             -----------------------------------------

Interest expense              $  9,229    $   876   $  127   $ 10,232
                             -----------------------------------------


Income (loss) before taxes:   $  5,777    $   221   $(124)   $  5,874

  Unallocated amounts:
  Intangible amortization                                       (546)
  Corporate expenses                                            (247)
                                                             ---------
  Consolidated income before
    taxes                                                    $  5,081
                             -----------------------------------------

Net contract receivables      $193,697    $26,528   $2,407   $222,632
Other assets                                                   39,583
                                                             ---------
     Total assets                                            $262,215
                             -----------------------------------------

                              TFC ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (continued)

5.  Accounting Change

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. As of June 30, 2002, the Company has determined the impairment of goodwill is $6.8 million and is recorded as a change in accounting principle. Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts. Per FAS 142, no amortization expense was recognized in relation to goodwill for the first or second quarter of 2002 compared to $0.4 million for the first six months of 2001. Additionally, net income as of March 31, 2002 has been restated to reflect the cumulative effect of change in accounting principle. The effect of this change in accounting principle for the three-months ended March 31, 2002 resulted in an increase in accumulated deficit and a decrease in net income of $6.8 million, to a net loss of $5.8 million.

6.  Subsequent Event

In June 2001, THE Finance Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts. The facility has an expiration date of January 1, 2004 with an option to extend for one year. Interest on the facility is LIBOR plus 250 basis points. The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB). WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility. In July 2002, THE Finance Company (TFC), renegotiated this warehouse credit facility. Under the amended facility the line changed from $75 million to $40 million and expires July 2003.

                              TFC ENTERPRISES, INC.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations

Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: the inability of the Company to obtain favorable credit facilities to replace its current facility with its principal lender, a rise in interest rates, inability to finance through the securitization market, a deterioration of credit experience, competitive pricing and other factors, the loss of or reduction in its credit facilities, or if the Company were to face increased competition. Investors are encouraged to review TFC Enterprise's SEC filings for more information about the factors affecting the Company's business. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


Results of Operations
---------------------

Net (loss) income and earnings per basic common share

Net income for the second quarter of 2002 was $0.7 million, or $0.06 per basic common share, compared to net income of $1.7 million, or $0.15 per basic common share, in the second quarter of 2001. Net income before cumulative effect of change in accounting principle for the first six months of 2002 decreased to $1.8 million, or $0.15 per basic common share, compared to net income of $3.0 million, or $0.26 per basic common share, for the first six months of 2001. Net
(loss) income for the first six months of 2002 decreased to $(5.0) million, or $(0.43) per basic common share, compared to net income of $3.0 million, or $0.26 per basic common share, for the first six months of 2001.

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. As of June 30, 2002, the Company has determined the impairment of goodwill is $6.8 million and is recorded as a change in accounting principle. Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts. Per FAS 142, no amortization expense was recognized in relation to goodwill for the first or second quarter of 2002 compared to $0.4 million for the first six months of 2001. Additionally, net income as of March 31, 2002 has been restated to reflect the cumulative effect of change in accounting principle. The effect of this change in accounting principle for the three-months ended March 31, 2002 resulted in an increase in accumulated deficit and a decrease in net income of $6.8 million, to a net loss of $5.8 million.

Volume

Gross contracts purchased or originated totaled $34.5 million in the second quarter of 2002, compared to $55.6 million purchased in the second quarter of 2001. For the first six months of 2002, gross contracts purchased or originated totaled $70.9 million compared to the $128.4 million purchased during the first six months of 2001. As previously announced, the Company ceased purchasing contracts in bulk acquisitions in March 2001. Point of Sale contract purchases volume is down as a result of increased competition for the military contract purchases and a more selective buying program in the company's non-military purchases because of limited funding advances available under the Company's credit facilities. First Community Finance business volume has been affected by less consumer interest since September 11, 2001 resulting in lower volume for the quarter.

                              TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three and six months ended June 30, 2002 and 2001: Three months ended Six months ended

                                                June 30,           June 30,
-------------------------------------------------------------------------------
(in thousands)                              2002     2001      2002      2001
-------------------------------------------------------------------------------
Contracts purchased or originated:
  Auto finance:
    Point-of-sale                         $25,756  $45,116   $57,204  $ 96,849
    Bulk                                       --      132        --    13,651
  Consumer finance                          8,738   10,313    13,713    17,877
-------------------------------------------------------------------------------
    Total                                 $34,494  $55,561   $70,917  $128,377
===============================================================================

Number of contracts purchased or originated:
  Auto finance:
    Point-of-sale                           1,670    3,191     3,841     8,511
    Bulk                                       --       25        --       622
 Consumer finance                           4,044    5,042     6,264     8,257
-------------------------------------------------------------------------------
    Total                                   5,714    8,258    10,105    17,390
===============================================================================


Net interest revenue

The yield on interest-earning assets was 18.98% in the second quarter of 2002, compared to 20.77% in the second quarter of 2001. For the first half of 2002, the yield on interest-earning assets was 19.04% compared to 21.15% for the first half of 2001. The decrease in yield reflects a more competitive program for our military dealers while continuing to maintain prudent underwriting standards as well as a decrease in the bulk portfolio, which carried a higher yield. During the second and first quarter of 2002, $0.4 million and $0.5 million, respectively was not accreted to income but rather reclassified to nonrefundable reserve. The reclassification was due to the uncertain economic conditions. This reclassification also allows the company to maintain reserves at adequate levels. In comparison, during the first and second quarter of 2001, $1.2 million and $1.4 million, respectively was accreted to income from unearned discount.

The cost of interest-bearing liabilities decreased to 8.45% for the second quarter of 2002 from 9.91% for the second quarter of 2001 and decreased to 8.51% for the first six months of 2002, compared with 10.11% for the first six months of 2001. Provided there are no increases in interest rates during 2002, the Company anticipates it will further benefit from the many recent interest rate reductions.

                              TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three and six months ended June 30, 2002 and 2001:

                                       Three months ended      Six months ended
                                            June 30,               June 30,
--------------------------------------------------------------------------------
(in thousands)                           2002       2001       2002       2001
--------------------------------------------------------------------------------
Average interest -earning assets (a)   $210,614   $259,342   $218,023   $259,186
Average interest-bearing liabilities    171,159    202,487    175,697    202,379
--------------------------------------------------------------------------------
Net interest earning assets            $ 39,455   $ 56,855   $ 42,326   $ 56,807
================================================================================

Interest and other finance revenue     $  9,995   $ 13,464   $ 20,755   $ 27,404
Interest expense                          3,617      5,017      7,478     10,232
--------------------------------------------------------------------------------
Net interest revenue                   $  6,378   $  8,447   $ 13,277   $ 17,172
================================================================================

Yield on interest-earning assets         18.98%     20.77%     19.04%     21.15%
Cost of interest-bearing liabilities       8.45       9.91       8.51      10.11
--------------------------------------------------------------------------------
Net interest spread                      10.53%     10.86%     10.53%     11.04%
================================================================================

Net interest margin (b)                  12.11%     13.03%     12.18%     13.25%
================================================================================

(a) Gross contract receivables net of unearned interest revenue.

(b) Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, increased to 9.37% for the second quarter of 2002 from 9.02% for the second quarter of 2001 and decreased to 9.18% for the first six months of 2002 from 9.74% for the first six months of 2001. Additionally, per FAS 142, no amortization expense was recognized in relation to goodwill for the first or second quarter of 2002 compared to $0.4 million for the first six months of 2001.

Provision for income taxes

The effective tax rate for the second quarter and first half of 2002 of approximately 38% and the second quarter and first half of 2001 of approximately 41% for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

                              TFC ENTERPRISES, INC.

                               Financial Condition
                               -------------------


Assets

Total assets decreased by $31.0 million, or 12.6%, to $215.8 million at June 30, 2002, from $246.8 million at December 31, 2001. The decrease was primarily attributable to a decrease in net contract receivables and the decrease of goodwill due to impairment.

Net contract receivables were as follows at June 30, 2002 and December 31, 2001:

                                                      June 30,     Dec. 31,
 (in thousands)                                         2002        2001
 --------------------------------------------------------------------------
 Auto finance:
   Point-of-sale                                     $ 152,023   $ 156,737
   Bulk                                                 14,678      24,725
 Consumer finance                                       24,942      27,829
 --------------------------------------------------------------------------
     Total                                           $ 191,643   $ 209,291
 ==========================================================================


Liabilities

Total liabilities were $169.7 million at June 30, 2002, a decrease of $26.0 million, or 13.2%, from $195.7 million at December 31, 2001. The decrease in liabilities was primarily attributable to decreased borrowings under the Company's credit facilities resulting from the decrease in net contract receivables.

                           Credit Quality and Reserves
                           ---------------------------

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $6.3 million in the second quarter of 2002, representing an annualized rate of 13.8% of average contract receivables net of unearned interest revenue. This compares to $8.0 million, or 14.0%, in the second quarter of 2001. For the first six months of 2002, net charge-offs were $15.2 million, or 16.0%, of average contract receivables net of unearned interest revenue. This compares to $17.0 million, or 14.9%, of average contract receivables net of unearned interest revenue in the first six months of 2001.

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

At June 30, 2002 the combination of TFC's allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $10.9 million, or 5.3%, of contract receivables net of unearned interest revenue. This compares to $15.1 million, or 7.4%, at December 31, 2001.

TFC's refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $0.5 million at June 30, 2002 and $0.7 million at December 31, 2001. Under certain of TFC's programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company's Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at June 30, 2002, of 5.3% are less than net charge-offs as a percentage of average net contracts receivable for the six months ended June 30, 2002, of 16.0% on an annualized basis. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-offs that are not reflected in the current year charge-offs percentage. These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management monthly. In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen. Finally the ratio is lower due to an increase in the portion of the portfolio with lower expected loss because of the credit profile of the debtor.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.4 million in the second quarter of 2002 and $0.3 million in the second quarter of 2001, representing an annualized rate of 6.1% and 4.1% of average gross contract receivables net of unearned interest revenue, respectively. For the first six months of 2002 and 2001, net charge-offs to the allowance for credit losses were $0.8 million and $0.5 million, representing an annualized rate of 6.1% and 3.5%, respectively. The provision for credit losses was $0.5

                              TFC ENTERPRISES, INC.

million for the second quarter of 2002 and $0.3 million for the second quarter of 2001 and the allowance for credit losses and nonrefundable reserve was $1.3 million or 5.18% and $1.1 million or 3.93% of outstanding gross contract receivables at June 30, 2002 and December 31, 2001, respectively. Management has established the level of allowance that it considers to be adequate based on FCF's experience through June 30, 2002.

Charge-offs net of recoveries, by line of business, for the three and six months ended June 30, 2002 and 2001, were as follows:

                                     Three months ended     Six months ended
                                          June 30,              June 30,
  ---------------------------------------------------------------------------
  (in thousands)                      2002       2001       2002      2001
  ---------------------------------------------------------------------------
  Auto finance:
    Point-of-sale                   $ 5,939    $ 5,383    $13,595    $11,683
    Bulk                                404      2,656      1,656      5,380
  Consumer finance                      408        284        823        476
  Other                                 111        545        257        870
  ===========================================================================
      Total                         $ 6,862    $ 8,868    $16,331    $18,409
  ===========================================================================


Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $9.8 million, or 4.5% of gross auto finance contract receivables at June 30, 2002, compared to $15.2 million, or 6.1%, at December 31, 2001. Gross auto finance contract receivables that were 30 days or more past due totaled $15.0 million, or 6.9% of gross auto finance contract receivables at June 30, 2002, compared to $22.5 million, or 9.1%, at December 31, 2001.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $1.3 million, or 4.8% of gross receivables at June 30, 2002, compared to $1.3 million, or 4.7% at December 31, 2001. Gross consumer finance receivables that were 30 days or more past due totaled $1.9 million, or 7.3% of gross receivables at June 30, 2002, compared to $2.0 million, or 6.8% at December 31, 2001.

Delinquency at June 30, 2002 and December 31, 2001 was as follows:

                                                           June 30,   Dec. 31,
(in thousands)                                               2002       2001
-------------------------------------------------------------------------------
Gross contract receivables                                $245,473    $278,470
Gross contract receivables 60+ days and over delinquent
     Gross contract amount                                $ 11,237    $ 16,732
     Percent of total gross contract receivables             4.58%       6.01%
Gross contract receivables 30+ days and over delinquent
     Gross contract amount                                $ 17,146    $ 24,830
     Percent of total gross contract receivables             6.98%       8.92%

                              TFC ENTERPRISES, INC.

                         Liquidity and Capital Resources
                         -------------------------------

Liquidity management

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents increased by $1.0 million in the first six months of 2002, to $1.4 million at June 30, 2002. The increase reflected $23.5 million of net cash provided by investing activities and $2.6 million of net cash provided by operating activities, offset by $25.1 million of net cash used in financing activities. Net cash used in financing activities reflected net payments on the revolving lines of credit and net borrowings on automobile receivables-backed notes. For the first six months of 2001, cash and cash equivalents decreased by $1.0 million in the first six months of 2001, to $0.6 million at June 30, 2001. The decrease reflected $4.9 million of net cash provided by financing activities and $4.4 million of net cash provided by operating activities, offset by $10.2 million of net cash used in investing activities. Net cash provided by financing activities reflected net borrowings on the revolving lines of credit and net borrowings on automobile receivables-backed notes used to fund the increase in net contract receivables. The Company believes cash flows provided by operating activities and current availability under its credit facilities will be adequate to meet the Company's liquidity requirements for fiscal 2002. Management is currently exploring additional sources of liquidity.


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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports of Form 8-K

     (a) Exhibits

         Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial
                      Officer pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           TFC ENTERPRISES, INC.
                                                           (Registrant)


Date: August 13, 2002                By: /s/ Robert S. Raley Jr.
                                        ------------------------
                                         Robert S. Raley, Jr.
                                         Chairman, Chief Executive Officer
                                         and Director

Date: August 13, 2002                By: /s/ Ronald G. Tray
                                        -------------------
                                         Ronald G. Tray
                                         President and Chief Financial Officer

                                Index to Exhibits

     Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.