Form 10-Q
period 2002-09-30
TFC ENTERPRISES INC
filed 2002-11-14
CIK 913958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File No. 0-22910

T F C  E N T E R P R I S E S, I N C.
(Exact name of registrant as specified in its charter)

Delaware	54-1306895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5425 Robin Hood Road
Suite 101 B
Norfolk, Virginia 23513
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code -- (757) 858-1400

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

Yes	☒	No	☐

As of October 8, 2002, there were 11,541,033 outstanding shares of the registrant’s $.01 par value per share common stock.

TFC ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Table of Contents and 10-Q Cross Reference Index

TFC ENTERPRISES, INC.
FINANCIAL HIGHLIGHTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Net income before cumulative effect of change in accounting principle	$910	$1,604	$2,692	$4,583
Cumulative effect of change in accounting principle	—	—	$(6,777)	—
Net (loss) income	$910	$1,604	$(4,085)	$4,583
Net income per basic common share before cumulative effect of change in accounting principle	$0.08	$0.14	$0.23	$0.40
Net income per diluted common share before cumulative effect of change in accounting principle	$0.08	$0.13	$0.23	$0.38
Net (loss) income per basic common share	$0.08	$0.14	$(0.35)	$0.40
Net (loss) income per diluted common share	$0.08	$0.13	$(0.34)	$0.38
Average common shares outstanding (in thousands)	11,541	11,460	11,538	11,456

Performance ratios (annualized, as appropriate)
Return on average common equity (b)	7.82%	12.90%	7.74%	12.70%
Return on average assets (b)	1.72	2.48	1.59	2.35
Yield on interest-earning assets	18.97	20.39	18.99	20.92
Cost of interest-bearing liabilities	8.62	9.48	8.54	9.92
Net interest margin	12.37	12.88	12.22	13.15
Operating expense as a percentage of average interest-earning assets	8.92	8.78	9.08	9.44
Total net charge-offs to average gross contract receivables, net of unearned interest	10.08	15.52	13.43	14.79
60+ days delinquencies to period-end gross contract receivables	5.30	6.15	5.30	6.15
30+ days delinquencies to period-end gross contract receivables	7.44	8.96	7.44	8.96
Total allowance, nonrefundable reserve and unearned discount to period end gross contract receivables, net of unearned interest	5.63	8.36	5.63	8.36
Equity to assets, period end	22.65	19.99	22.65	19.99

Average balances:
Interest-earning assets (a)	$202,146	$249,802	$213,029	$255,779
Total assets	211,297	258,800	225,323	259,874
Interest-bearing liabilities	154,655	197,892	168,791	200,602
Equity	46,568	49,753	46,386	48,113

Note:     Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.
(a)          Gross contract receivables net of unearned interest revenue.
(b)          Before cumulative effect of change in accounting principle.

TFC ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2002	2001(a)

Assets
Cash and cash equivalents	$312	$422
Restricted cash	14,942	23,176
Net contract receivables	186,139	209,291
Equipment and leasehold improvements, net	1,756	2,094
Intangible assets, net	735	7,770
Other assets	3,646	4,033

Total assets	$207,530	$246,786

Liabilities and shareholders’ equity
Liabilities:
Revolving lines of credit	$83,747	$117,751
Automobile receivables-backed notes	56,915	55,056
Subordinate notes and other term debt	10,188	12,927
Accounts payable and accrued expenses	2,945	2,989
Income taxes payable and other liabilities	6,307	6,254
Refundable dealer reserve	425	728

Total liabilities	160,527	195,705
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 11,541,033 and 11,534,890 shares issued and outstanding, respectively	51	51
Additional paid-in capital	56,194	56,187
Accumulated deficit	(9,242)	(5,157)

Total shareholders’ equity	47,003	51,081

Total liabilities and shareholders’ equity	$207,530	$246,786

See accompanying Notes to Consolidated Financial Statements.

(a) Numbers are extracted from audited information.

TFC ENTERPRISES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,

(in thousands, except per share amounts)	2002	2001

Interest and other finance revenue	$30,339	$40,140
Interest expense	10,810	14,923

Net interest revenue	19,529	25,217
Provision for credit losses	1,761	854

Net interest revenue after provision for credit losses	17,768	24,363

Other revenue:
Commissions on ancillary products	800	685
Other	318	864

Total other revenue	1,118	1,549

Total net interest and other revenue	18,886	25,912

Operating expense:
Salaries	7,202	9,310
Employee benefits	1,480	1,768
Occupancy	904	864
Equipment	976	1,117
Amortization of intangible assets	230	833
Other	3,722	4,215

Total operating expense	14,514	18,107

Income before income taxes	4,372	7,805
Provision for income taxes	1,680	3,222

Net income before cumulative effect of change in accounting principle	2,692	$4,583

Cumulative effect of change in accounting principle (Note 5)	(6,777)	—

Net (loss) income	$(4,085)	$4,583

Net income per common share before cumulative effect of change in accounting principle:
Basic	$0.23	$0.40
Diluted	$0.23	$0.38
Cumulative effect of change in accounting principle:
Basic	$(0.58)	—
Diluted	$(0.57)	—
Net (loss) income per common share
Basic	$(0.35)	$0.40
Diluted	$(0.34)	$0.38

See accompanying Notes to Consolidated Financial Statements

TFC ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended

(in thousands, except per share amounts)	September 30, 2002	September 30, 2001

Interest and other finance revenue	$9,584	$12,736
Interest expense	3,333	4,691

Net interest revenue	6,251	8,045

Provision for credit losses	582	332

Net interest revenue after provision for credit losses	5,669	7,713
Other revenue:
Commissions on ancillary products	248	269
Other	74	224

Total other revenue	322	493

Total net interest and other revenue	5,991	8,206
Operating expense:
Salaries	2,251	2,702
Employee benefits	424	521
Occupancy	271	289
Equipment	320	355
Amortization of intangible assets	82	278
Other	1,162	1,338

Total operating expense	4,510	5,483

Income before income taxes	1,481	2,723
Provision for income taxes	571	1,119

Net income	$910	$1,604

Net income per common share:
Basic	$0.08	$0.14
Diluted	$0.08	$0.13

See accompanying Notes to Consolidated Financial Statements.

TFC ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30,

(in thousands)	2002	2001

Common stock
Balance at beginning and end of period	$51	$50

Additional paid-in capital
Balance at beginning of period	$56,187	$56,105
Stock options exercised	7	12

Balance at end of period	$56,194	$56,117

Accumulated deficit
Balance at beginning of period	$(5,157)	$(10,233)
Net income (loss) (a)	(4,085)	4,583

Balance at end of period	$(9,242)	$(5,650)

(a)  There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

TFC ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

(in thousands)	2002	2001

Operating activities
Net (loss) income	$(4,085)	$4,583
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of branch	28	—
Amortization of intangible assets	230	833
Cumulative effect of change in accounting principle	6,777	—
Depreciation and other amortization	2,723	2,466
Provision for credit losses	1,761	854
Provision for deferred income taxes	628	940
Changes in operating assets and liabilities:
Increase in other assets	(1,740)	(2,906)
Decrease in accounts payable and accrued expenses	(44)	(370)
(Decrease) increase in income taxes payable and other liabilities	(575)	2,436
Decrease in refundable dealer reserve	(303)	(1,477)

Net cash provided by operating activities	5,400	7,359

Investing activities
Net cost of acquiring contract receivables	(60,430)	(97,760)
Repayment on contract receivables	81,821	94,973
Purchase of equipment and leasehold improvements	(252)	(427)
Decrease in restricted cash	8,234	1,216

Net cash provided by (used in) investing activities	29,373	(1,998)

Financing activities
Net (payments) borrowings on revolving lines of credit	(34,004)	4,039
Net payments on other debt	(2,745)	(1,922)
Borrowings on automobile receivables-backed notes	64,552	60,225
Payments on automobile receivables-backed notes	(62,693)	(68,788)
Proceeds from stock options exercised	7	12

Net cash used in financing activities	(34,883)	(6,434)

Decrease in cash and cash equivalents	(110)	(1,073)
Cash and cash equivalents at beginning of period	422	1,603

Cash and cash equivalents at end of period	$312	$530

See accompanying Notes to Consolidated Financial Statements.

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises Inc. (“TFCE”) is a holding company with two primary wholly-owned subsidiaries, The Finance Company (“TFC”) and First Community Finance, Inc. (“FCF”).  TFCE has no significant operations of its own.  TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively “vehicles”) on an individual basis (“point-of-sale” purchase).  Based in Norfolk, Virginia, TFC also has contract production offices throughout the United States.  FCF specializes in the direct origination and servicing of small consumer loans.  FCF operates branches throughout Virginia and North Carolina.

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  These financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K/A.  In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements including a one-time charge for impairment of goodwill.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002. Certain amounts have been reclassified to conform to the current quarter’s presentation.

2.  Contract receivables

The following is a summary of contract receivables at September 30, 2002, and December 31, 2001:

(in thousands)	September 30, 2002	Dec. 31, 2001

Contract receivables:
Auto finance	$212,928	$248,048
Consumer finance	26,345	28,616
Other	834	1,806

Gross contract receivables	240,107	278,470
Less:
Unearned interest revenue	40,886	45,236
Unearned discount	936	2,622
Unearned commissions	964	1,196
Unearned service fees, net of costs	906	1,040
Payments in process	(6)	5,312
Allowance for credit losses	1,280	971
Nonrefundable reserve	9,002	12,802

Net contract receivables	$186,139	$209,291

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

2.  Contract receivables (continued)

Changes in the allowance for credit losses and nonrefundable reserve for the three months and nine months ended September 30, 2002 and 2001 were as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Balance at beginning of period	$9,526	$20,875	$13,773	$22,945
Provision for credit losses	582	332	1,761	854
Allocation for credit losses	5,267	5,139	16,172	20,956
Charge-offs	(6,745)	(11,105)	(26,544)	(32,855)
Recoveries	1,652	1,418	5,120	4,759

Balance at end of period	$10,282	$16,659	$10,282	$16,659

3.  Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Numerator:
Net income before cumulative effect of change in accounting principle	$910	$1,604	$2,692	$4,583

Cumulative effect of change in accounting principle	—	—	$(6,777)	—

Net (loss) income	$910	$1,604	$(4,085)	$4,583

Denominator:
Denominator for basic earnings per share-weighted-average shares	11,541	11,460	11,538	11,456

Effect of dilutive securities:
Employee stock options	28	156	22	80
Warrants	421	624	403	426

Dilutive potential common shares	449	780	425	506

Denominator for diluted earnings per share-adjusted weighted- average shares and assumed conversions	11,990	12,240	11,963	11,962

Basic earnings per share	$0.08	$0.14	$(0.35)	$0.40
Diluted earnings per share	$0.08	$0.13	$(0.34)	$0.38
Basic earnings per share before cumulative effect of change in accounting principle	$0.08	$0.14	$0.23	$0.40
Diluted earnings per share before cumulative effect of change in accounting principle	$0.08	$0.13	$0.23	$0.38

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

4.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company is a specialty finance company with two business segments.  Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively “vehicles”) throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts were acquired through the purchase of dealer portfolios which was phased out in March 2001. Through FCF, the consumer finance segment, the Company is involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina.  The other column consists of smaller subsidiaries and corporate support functions not allocated to either of the business segments.  All revenue is generated from external customers in the United States.

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

4.  Segments (continued)

The accounting policies are the same as those described in the summary of significant accounting policies as presented in the annual report at December 31, 2001.

(in thousands)	Auto Finance	Consumer Finance	Other	Total

Three months ended September 2002
Interest revenues	$8,007	$1,534	$43	$9,584

Interest expense	$3,085	$240	$8	$3,333

Income (loss) before taxes:	$1,618	$100	$(62)	$1,656
Unallocated amounts:
Intangible amortization				(70)
Corporate expenses				(105)

Consolidated income before taxes				$1,481

Net contract receivables	$161,635	$23,739	$765	$186,139
Other assets				21,391

Total assets				$207,530

	Auto Finance	Consumer Finance	Other	Total

Three months ended September 2001
Interest revenues	$10,985	$1,629	$122	$12,736

Interest expense	$4,284	$367	$40	$4,691

Income (loss) before taxes:	$2,872	$227	$(15)	$3,084
Unallocated amounts:
Intangible amortization				(273)
Corporate expenses				(88)

Consolidated income before taxes				$2,723

Net contract receivables	$192,422	$26,172	$1,933	$220,527
Other assets				32,121

Total assets				$252,648

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

4.  Segments (continued)

(in thousands)	Auto Finance	Consumer Finance	Other	Total

Nine months ended September 2002
Interest revenues	$25,585	$4,583	$171	$30,339

Interest expense	$10,041	$733	$36	$10,810

Income (loss) before taxes:	$4,881	$87	$(127)	$4,841
Unallocated amounts:
Intangible amortization				(209)
Corporate expenses				(260)

Consolidated income before taxes and cumulative effect of change in accounting principle				$4,372

Net contract receivables	$161,635	$23,739	$765	$186,139
Other assets				21,391

Total assets				$207,530

	Auto Finance	Consumer Finance	Other	Total

Nine months ended September 2001
Interest revenues	$34,809	$4,720	$611	$40,140

Interest expense	$13,513	$1,243	$167	$14,923

Income (loss) before taxes:	$8,649	$448	$(138)	$8,959
Unallocated amounts:
Intangible amortization				(819)
Corporate expenses				(335)

Consolidated income before taxes				$7,805

Net contract receivables	$192,422	$26,172	$1,933	$220,527
Other assets				32,121

Total assets				$252,648

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

5.  Accounting Change

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. As of June 30, 2002, the Company has determined the impairment of goodwill is $6.8 million and is recorded as a change in accounting principle.  Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.  Per FAS 142, no amortization expense was recognized in relation to goodwill for the first, second  or third quarter of 2002 compared to $0.6 million for the first nine months of 2001.  Additionally,  net income as of March 31, 2002 has been restated to reflect the cumulative effect of change in accounting principle.  The effect of this change in accounting principle for the three-months ended March 31, 2002 resulted in an increase in accumulated deficit and a decrease in net income of $6.8 million, to a net loss of $5.8 million.

6.  Subsequent Event

In October 2002, THE Finance Company completed the extension of its $40 million credit facility through April 1, 2003.   The remaining terms of the agreement are substantially the same as the agreement that expired April 1, 2002.  The warrants associated with this credit facility expire 120 days after the termination of the agreement.

Also in October, THE Finance Company placed $62.6 million of automobile receivables-backed securities through WestLB AG.  The notes issued in the securitization are expected to have an average life of 1.20 years with an interest rate of approximately 2.95%.  The coupon cost compared to the weighted average APR of the loans of approximately 17.81% leaves a gross interest spread of approximately 14.86%. Timely interest and ultimate principal are guaranteed by an insurance policy provided by Radian Asset Assurance Inc. (Radian).  The notes are rated  “AA” by Standard & Poor’s Rating Services and Fitch Rating Services solely based on the issuance of the insurance policy by Radian.

On November 7, 2002, the Company’s wholly-owned subsidiary First Community Finance, Inc. sold $20.8 million of its receivables to a non-affiliated consumer finance company.  The sale enables FCF to entirely satisfy all of its unaffiliated liabilities. The Company intends to sell or liquidate the remaining $3.8 million of its receivables.

7.  Commitment

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

TFC ENTERPRISES, INC.
Management’s Discussion And Analysis Of Financial Condition
And Results Of Operations

Cautionary statement under the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management’s expectations as of the date made.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” and similar expressions are intended to identify forward-looking statements.  Future events and the Company’s actual results could differ materially from the results reflected in these forward-looking statements.  The following are factors that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements: the inability of the Company to obtain favorable credit facilities to replace its current facility with its principal lender, a rise in interest rates, inability to finance through the securitization market, a deterioration of credit experience, competitive pricing and other factors, the loss of or reduction in its credit facilities, or if the Company were to face increased competition.  Investors are encouraged to review TFC Enterprise’s SEC filings for more information about the factors affecting the Company’s business.  The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net (loss) income and earnings per basic common share

Net income for the third quarter of 2002 was $0.9 million, or $0.08 per basic common share, compared to net income of $1.6 million, or $0.14 per basic common share, in the third quarter of 2001. Net income before cumulative effect of change in accounting principle for the first nine months of 2002 decreased to $2.7 million, or $0.23 per basic common share, compared to net income of  $4.6 million, or $0.40 per basic common share, for the first nine months of 2001.  Net (loss) income for the first nine months of 2002 decreased to $(4.0) million, or $(0.35) per basic common share, compared to net income of  $4.6 million, or $0.40 per basic common share, for the first nine months of 2001.

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. As of June 30, 2002, the Company has determined the impairment of goodwill is $6.8 million and is recorded as a change in accounting principle.  Among the provisions of FAS 142 is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.  Per FAS 142, no amortization expense was recognized in relation to goodwill for the first, second or third quarter of 2002 compared to $0.6 million for the first nine months of 2001.  Additionally,  net income as of March 31, 2002 has been restated to reflect the cumulative effect of change in accounting principle.  The effect of this change in accounting principle for the three-months ended March 31, 2002 resulted in an increase in accumulated deficit and a decrease in net income of $6.8 million, to a net loss of $5.8 million.

TFC ENTERPRISES, INC.

Volume

Gross contracts purchased or originated totaled $38.7 million in the third quarter of 2002, compared to $44.3 million purchased in the third quarter of 2001.   For the first nine months of 2002, gross contracts purchased or originated totaled $109.6 million compared to the $172.6 million purchased during the first nine months of 2001. As previously announced, the Company ceased purchasing contracts in bulk acquisitions in March 2001.  Point of sale contract purchases volume is down as a result of increased competition for the military contract purchases and a more selective buying program in the company’s military and non-military purchases.  First Community Finance business volume has been affected by less consumer interest since September 11, 2001 resulting in lower volume for the year.

Gross contracts purchased or originated were as follows for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Contracts purchased or originated:
Auto finance:
Point-of-sale	$31,148	$36,513	$88,352	$133,348
Bulk	—	—	—	13,651
Consumer finance	7,574	7,752	21,287	25,629

Total	$38,722	$44,265	$109,639	$172,628

Number of contracts purchased or originated:
Auto finance:
Point-of-sale	1,862	2,603	5,703	9,432
Bulk	—	—	—	2,304
Consumer finance	3,557	3,964	9,821	12,221

Total	5,419	6,567	15,524	23,957

Net interest revenue

The yield on interest-earning assets was 18.97% in the third quarter of 2002, compared to 20.39% in the third quarter of 2001. For the first nine months of 2002, the yield on interest-earning assets was 18.99% compared to 20.92% for the first nine months of 2001.  The decrease in yield reflects a more competitive program for our military dealers while continuing to maintain prudent underwriting standards as well as a decrease in the bulk portfolio, which carried a higher yield. During the first, second and third quarter of 2002, $0.5 million, $0.4 million and $0.3 million, respectively was not accreted to income but rather reclassified to nonrefundable reserve.  This reclassification allows the Company to maintain reserves at adequate levels.  The operations of the Company have been favorably impacted by new programs directed at higher quality loans with lower APR’s.  In comparison, during the first, second and third quarter of 2001, $1.2 million, $1.4 million, and $1.0 million respectively was accreted to income from unearned discount.

The cost of interest-bearing liabilities decreased to 8.62% for the third quarter of 2002 from 9.48% for the third quarter of 2001 and decreased to 8.54% for the first nine months of 2002, compared with 9.92% for the first nine months of 2001.  Provided there are no increases in interest rates the Company anticipates it will continue to benefit from the interest rate reductions.

TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Average interest-earning assets (a)	$202,146	$249,802	$213,029	$255,779
Average interest-bearing liabilities	154,655	197,892	168,791	200,602

Net interest earning assets	$47,491	$51,910	$44,238	$55,177

Interest and other finance revenue	$9,584	$12,736	$30,339	$40,140
Interest expense	3,333	4,691	10,810	14,923

Net interest revenue	$6,251	$8,045	$19,529	$25,217

Yield on interest-earning assets	18.97%	20.39%	18.99%	20.92%
Cost of interest-bearing liabilities	8.62	9.48	8.54	9.92

Net interest spread	10.35%	10.91%	10.45%	11.00%

Net interest margin (b)	12.37%	12.88%	12.22%	13.15%

(a)  Gross contract receivables net of unearned interest revenue.

(b)  Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, increased to 8.92% for the third quarter of 2002 from 8.78% for the third quarter of 2001 and decreased to 9.08% for the first nine months of 2002 from 9.44% for the first nine months of 2001. Additionally, per FAS 142, no amortization expense was recognized in relation to goodwill for the first, second or third quarter of 2002 compared to $0.6 million for the first nine months of 2001.

Provision for income taxes

The effective tax rate for the third quarter and first nine months of 2002 of approximately 38% and the third quarter and first nine months of 2001 of approximately 41% for book purposes is higher than the expected statutory rate primarily due to the amortization of certain intangible assets and the effect of state income taxes.

TFC ENTERPRISES, INC.

Financial Condition

Assets

Total assets decreased by $39.3 million, or 16.0%, to $207.5 million at September 30, 2002, from $246.8 million at December 31, 2001.  The decrease was primarily attributable to a decrease in net contract receivables, a decrease in restricted cash and the decrease of goodwill due to impairment.

Net contract receivables were as follows at September 30, 2002 and December 31, 2001:

(in thousands)	September 30, 2002	Dec. 31, 2001

Auto finance:
Point-of-sale	$149,990	$156,737
Bulk	11,645	24,725
Consumer finance	24,504	27,829

Total	$186,139	$209,291

Liabilities

Total liabilities were $160.5 million at September 30, 2002, a decrease of $35.2 million, or 18.0%, from $195.7 million at December 31, 2001. The decrease in liabilities was primarily attributable to decreased borrowings under the Company’s credit facilities resulting from the decrease in net contract receivables and a decrease in subordinated notes and other debt.

Credit Quality and Reserves

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $4.6 million in the third quarter of 2002, representing an annualized rate of 10.6% of average contract receivables net of unearned interest revenue. This compares to $9.1 million, or 16.6%, in the third quarter of 2001.  For the first nine months of 2002, net charge-offs were $19.9 million, or14.3%, of average contract receivables net of unearned interest revenue. This compares to $26.1 million, or 15.5%, of average contract receivables net of unearned interest revenue in the first nine months of 2001.

Auto finance contract receivables- Provision for credit losses

TFC’s primary business involves purchasing installment sales contracts at a discount from the principal balance.  A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied.  The remaining portion of the discount, if any, is recorded as unearned discount and accreted to income using the interest method over the contractual life of the related receivables.  Additional amounts necessary to cover estimated future credit losses are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for

TFC ENTERPRISES, INC.

credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

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

At September 30, 2002 the combination of TFC’s allowance for credit losses, nonrefundable dealer reserve and unearned discount totaled $9.7 million, or 5.6%, of contract receivables net of unearned interest revenue. This compares to $15.1 million, or 7.4%, at December 31, 2001.

TFC’s refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $0.4 million at September 30, 2002 and $0.7 million at December 31, 2001. Under certain of TFC’s programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship.  Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer.  No such liability exists under a nonrefundable reserve relationship.  Accordingly, the refundable reserve is carried as a liability on the Company’s Consolidated Balance Sheets.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at September 30, 2002, of 5.6% are less than net charge-offs as a percentage of average net contracts receivable for the nine months ended September 30, 2002, of 14.2% on an annualized basis. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-offs that are not reflected in the current year charge-offs percentage.  These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management monthly.  In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen.  Finally the ratio is lower due to an increase in the portion of the portfolio with lower expected loss because of the credit profile of the debtor.

TFC ENTERPRISES, INC.

Consumer finance charge-offs, provision for credit losses and reserves (FCF)

Net charge-offs to the allowance for credit losses were $0.4 million in the third quarter of 2002 and $0.3 million in the third quarter of 2001, representing an annualized rate of 5.8% and 4.1% of average gross contract receivables net of unearned interest revenue, respectively. For the first nine months of 2002 and 2001, net charge-offs to the allowance for credit losses were $1.2 million and $0.8 million, representing an annualized rate of 6.1% and 3.7%, respectively.  The provision for credit losses was $0.5 million for the third quarter of 2002 and $0.3 million for the third quarter of 2001 and the allowance for credit losses and nonrefundable reserve was $1.5 million or 5.92% and $1.1 million or 3.93% of outstanding gross contract receivables at September 30, 2002 and December 31, 2001, respectively. Management has established the level of allowance that it considers to be adequate based on FCF’s experience through September 30, 2002.

Charge-offs net of recoveries, by line of business, for the three and nine months ended September 30, 2002 and 2001, were as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Auto finance:
Point-of-sale	$4,542	$6,194	$18,137	$17,877
Bulk	91	2,926	1,747	8,306
Consumer finance	375	286	1,198	762
Other	85	281	342	1151

Total	$5,093	$9,687	$21,424	$28,096

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $11.3 million, or 5.3% of gross auto finance contract receivables at September 30, 2002, compared to $15.2 million, or 6.1%, at December 31, 2001. Gross auto finance contract receivables that were 30 days or more past due totaled $15.8 million, or 7.4% of gross auto finance contract receivables at September 30, 2002, compared to $22.5 million, or 9.1%, at December 31, 2001.

Gross consumer finance receivables, originated by First Community Finance, that were 60 days or more past due totaled $1.3 million, or 5.0% of gross receivables at September 30, 2002, compared to $1.3 million, or 4.7% at December 31, 2001. Gross consumer finance receivables that were 30 days or more past due totaled $1.9 million, or 7.2% of gross receivables at September 30, 2002, compared to $2.0 million, or 6.8% at December 31, 2001.

TFC ENTERPRISES, INC.

Delinquency at September 30, 2002 and December 31, 2001 was as follows:

(in thousands)	September 30, 2002	Dec. 31, 2001

Gross contract receivables	$240,107	$278,470
Gross contract receivables 60+ days and over delinquent
Gross contract amount	$12,726	$16,732
Percent of total gross contract receivables	5.30%	6.01%
Gross contract receivables 30+ days and over delinquent
Gross contract amount	$17,857	$24,830
Percent of total gross contract receivables	7.44%	8.92%

Liquidity and Capital Resources

Liquidity management

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $0.1 million in the first nine months of 2002, to $.3 million at September 30, 2002.  The decrease reflected $29.4 million of net cash provided by investing activities and $5.4 million of net cash provided by operating activities, offset by $34.9 million of net cash used in financing activities.   Net cash used in financing activities reflected net payments on the revolving lines of credit and net borrowings on automobile receivables-backed notes. For the first nine months of 2001, cash and cash equivalents decreased by $1.0 million in the first nine months of 2001, to $0.5 million at September 30, 2001.  The decrease reflected $7.3  million of net cash provided by operating activities offset by $2.0 million of net cash used in investing activities and $6.4 million of net cash used by financing activities.  Net cash used by financing activities reflected net borrowings on the revolving lines of credit and net payments on automobile receivables-backed notes. The Company believes cash flows provided by operating activities and current availability under its credit facilities will be adequate to meet the Company’s liquidity requirements for fiscal 2002. The Company’s principal credit facility currently expires on April 1,2003 and its warehouse facility terminates on July 1, 2003.  Management is currently exploring additional sources of liquidity.

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

TFC ENTERPRISES, INC.

ITEM 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported  within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

Internal Controls

The Company maintains internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

ITEM 5.

On November 7, 2002, the Company’s wholly-owned subsidiary First Community Finance, Inc. sold $20.8 million of its receivables to a non-affiliated consumer finance company. The sale enables FCF to entirely satisfy all of its unaffiliated liabilities. The Company intends to sell or liquidate the remaining $3.8 million of its receivables.   A copy of the loan purchase and sale agreement is attached as exhibit 10.1.

ITEM 6.        Exhibits and Reports of Form 8-K

(a)	Exhibits

Exhibit 10.1 Loan Purchase and Sale agreement

Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFC ENTERPRISES, INC.
(Registrant)

Date: November 12, 2002	By:	/s/ ROBERT S. RALEY JR.

Robert S. Raley, Jr. Chairman, Chief Executive Officer and Director

Date: November 12, 2002	By:	/s/ RONALD G. TRAY

Ronald G. Tray President and Chief Financial Officer

TFC Enterprises, Inc.
CERTIFICATIONS

I, Robert S. Raley, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of TFC Enterprises, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ ROBERT S. RALEY JR.

Robert S. Raley, Jr. Chairman, Chief Executive Officer and Director

TFC Enterprises, Inc.
CERTIFICATIONS

I, Ronald G. Tray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TFC Enterprises, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ RONALD G. TRAY

Ronald G. Tray President and Chief Financial Officer

Index to Exhibits

          Exhibit 10.1 Loan Purchase and Sale Agreement

          Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.