Form 10-K
period 2002-12-31
TFC ENTERPRISES INC
filed 2003-04-01
CIK 913958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NO.: 0-22910

TFC ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	54-1306895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5425 Robin Hood Road Suite 101B Norfolk, Virginia 23513
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (757) 858-1400

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002, TFCE’s most recently completed second fiscal quarter, (based on the closing sale price of $1.75 of the registrant’s voting stock, as reported on the NASDAQ Stock Market on such date) was approximately $16,113,694.

The number of shares outstanding of the registrant’s Common Stock as of March 15, 2003 was 11,551,033

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

TFC ENTERPRISES, INC.
2002 FORM 10-K

PART I

This report contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such acts.  Any statements contained in this Report that are not statements of historical fact are forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks” and similar expressions are intended to identify forward-looking statements.  The important factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosure and Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and those presented elsewhere by management from time to time.  Please refer to the cautionary statement that appears at the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ITEM 1.      BUSINESS

The Company

We began operations in 1977 in Alexandria, Virginia, with the founding of The Finance Company by Robert S. Raley, Jr., our current Chairman of the Board and Chief Executive Officer.  Mr. Raley has spent his entire 43-year career exclusively within the consumer finance industry.  We now conduct operations primarily through The Finance Company, a wholly-owned subsidiary.

Through The Finance Company, we purchase and service retail installment sales contracts originated by automobile and motorcycle dealers in the sale of vehicles, consisting of new and used automobiles, vans, light trucks, and motorcycles on an individual basis.  Retail installment sales contracts are acquired after we have reviewed and approved the vehicle purchaser’s credit application. The primary focus of our business is retail installment sales contracts originated by dealers with consumers who are United States enlisted military personnel, in the E-1 through E-4 pay grades and non-military consumers who do not have access to traditional sources of credit. To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance.  The discount is held in a nonrefundable reserve against which credit losses are first applied. We are based in Norfolk, Virginia, with Contract Production Offices throughout the United States.

Our purchases provide us with the ability to direct the credit underwriting process at the initiation of the retail installment sales contract.  Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain.  This financing allows a dealer to increase the number of vehicles sold and improves dealer profitability.  Consumers also benefit because the financing we provide enables them to purchase a vehicle they otherwise might not be able to buy.  As of December 31, 2002, $200.8 million, or 99%, of our gross contract receivables represented point-of-sale purchases, compared to $227.8 million, or 91%, at December 31, 2001 and $202.5 million, or 75%, at December 31, 2000.

Although we underwrite and purchase contracts through the various contract production offices, the responsibility for servicing the accounts is centralized at our service center located in Norfolk, Virginia.

In the bulk purchase business, which ceased operations in March 2001, we had emphasized acquisitions of portfolios of seasoned retail installment sales contracts.  These contracts normally had a payment history of at least three months.  While the typical bulk purchase was approximately $250,000, we had, at times, purchased portfolios totaling more than $12 million.  As of December 31, 2002, $2.4 million, or 1%, of our gross contract receivables was attributable to bulk purchases, compared to $20.3 million, or 9%, at December 31, 2001, and $64.5 million, or 25%, at December 31, 2000.

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of the consumer finance segment, which was divested in November 2002.

TFC Enterprises, Inc. was incorporated under the laws of Delaware.  Our principal executive and administrative offices are located at 5425 Robin Hood Road, Suite 101B, Norfolk, Virginia 23513, and our telephone number is (757) 858-1400.  In this report, when we refer to “TFC Enterprises,” “Company,” “we” or “us” or make similar references, we mean TFC Enterprises, Inc. and its wholly owned subsidiaries.

Discontinued Operations

Asset Sale of First Community Finance

On October 1, 2002, the Board of Directors authorized the Company, as the sole shareholder of First Community Finance, to sell substantially all the assets of First Community Finance.  On November 4, 2002, the Company sold the majority of its consumer finance receivables to an unrelated third party “buyer” for approximately $21 million.  Pursuant to the terms of the transaction, the buyer offered employment to the majority of First Community Finance’s employees and assumed all of the leases relating to the branch locations.  Total net proceeds were paid on the closing date in cash.

Pursuant to the terms of the transaction, the Company has retained approximately $3.8 million in consumer finance receivables.  The Company has stopped originating loans through First Community Finance and is currently attempting to collect the remaining receivables.

Industry Overview

Commercial banks and captive finance companies of major automobile manufacturers tend to dominate most segments of the automotive finance industry.  Although consumer credit risk classifications are not standardized, institutions generally concentrate on consumers that could be characterized as being “low-risk” or “medium-risk” from a credit perspective.  Our target market involves consumers that are characterized as being “high-risk” from a credit perspective.

In 2001 and continuing in 2002, our management has directed TFC Enterprises toward those sectors of the market in which management believes pricing more closely reflects inherent risk.  Our focus is the automobile retail installment sales contract business which involve consumers whom have limited access to traditional sources of credit.

AUTOMOBILE FINANCE OPERATIONS

Dealer Selection and Program

Through its marketing efforts, The Finance Company has established relationships with automobile dealers that originate retail installment sales contracts which are then purchased by The Finance Company, through individual purchases.  We have relationships with both franchised and independent dealerships that are not affiliated with us.

To achieve an acceptable rate of return and provide for credit risks, we purchase contracts from dealers at a discount to the principal balance.  In automobile retail installment sales contract purchases, the discount is the difference between the purchase price we pay the dealer and the amount financed, net of the cost of ancillary products such as warranty, other loss protection products and physical damage insurance The amount of the discount at which contracts are purchased reflects, among other things, term and credit risk.  We purchase contracts in accordance with applicable underwriting criteria and pursuant to a Master Dealer Agreement, in the case of automobile retail installment sales contract purchases, or an Asset Purchase Agreement, in the case of the bulk purchases.

We believe that our marketing programs substantially benefit dealers.  The programs provide a source of financing for a group of customers which typically finds financing difficult to obtain.  Accordingly, dealers are able to sell more vehicles and improve their profitability.  In addition, we provide the following services to dealers:  (1) documentation designed to conform to applicable federal and state laws; (2) timely response to credit applications; (3) timely payment for approved installment contracts; and (4) access to a range of ancillary products.

Sales and Marketing

We market to both franchised and independent dealerships.  Prospective dealers are contacted initially by phone and by personal visits to dealer facilities by appropriate personnel.  In addition, we establish relationships with dealers through referrals from existing dealers.  We also distribute marketing brochures and run advertisements in trade journals and other industry publications directed to dealers.  Further, we participate at automobile dealers association meetings and conventions.

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

The Finance Company purchases contracts pursuant to a Master Dealer Agreement.  Upon entering into a Master Dealer Agreement, we provide the dealer with necessary documentation for originating retail installment sales contracts and training its personnel in the use of our documentation.  The Master Dealer Agreement contains representations and warranties by the dealer to The Finance Company on certain matters, including the security interest in the vehicle.  It also sets forth the general terms upon which retail installment contracts will be purchased by us.  The agreements are nonexclusive and do not obligate a dealer to sell, or The Finance Company to purchase, any particular contract or volume of contracts.  The Master Dealer Agreement may be terminated at any time by us or by the dealer (without, however, affecting either party’s obligations in respect of contracts purchased prior to termination).

Typically, a dealer will submit a customer’s credit application to more than one financing source for review.  Under our program, a dealer is required to provide us with a completed credit application that lists the applicant’s liabilities, income, credit and employment history, and other personal information bearing on the decision to extend credit.  The information from the application is then entered into our automated application processing system and an initial screening is performed to determine whether the applicant satisfied our threshold credit criteria.  If a credit investigation is warranted, the system will then automatically contact the credit bureau, include the information obtained in the applicant’s electronic file and identify any characteristics of the applicant that are outside the parameters of our credit guidelines.

The application and collected information are then analyzed by one of our credit analysts.  The credit analyst’s primary concern is the ability and likelihood of the applicant to make regular monthly payments. In addition, the analyst considers the value of the collateral securing the loan.  A credit analyst evaluates the applicant’s personal cash flow requirements and ability to make regular payments.  The credit analyst also considers other factors, including the size of the monthly payment in relation to the applicant’s monthly income and other monthly payment obligations, as well as the amount of money to be financed in relation to the purchase price and value of the vehicle.  We determine collateral value based upon the Kelley Blue Book.

In addition to our standard underwriting investigation procedures, for a military customer we require an employment letter which is a document from the applicant’s military command that details pay grade, enlistment date, time left in the service, recent advancements or demotions, and any disciplinary action.  Contracts generally will not be purchased if the applicant has had a reduction in rank or has had any serious disciplinary action while in the service.  The applicant’s time left in service is used to determine the maximum term of the loan.  The maximum loan and payment amounts are established by an applicant’s pay grade.   A budget margin is also calculated for each applicant and the margin generally cannot exceed preset limits.

Upon completion of the credit application review, a credit analyst will decide whether to approve the financing as submitted, decline the financing or conditionally approve the financing.  Applicants with characteristics outside the parameters of the credit guidelines require the approval of a senior credit analyst or above.  Conditional approval of the financing may involve amending the proposed terms of the contract to enable an applicant to qualify under our guidelines.  Typical matters which might require amendment include requiring a co-signer, changing the length of the term of payment, requiring a greater down payment, substantiating certain additional credit information and requiring proof of resolution of certain credit deficiencies as noted on the customer’s credit bureau reports.  Approved, declined or conditional purchase decisions are promptly communicated to the dealer.  Prior to our funding an approved purchase, another credit staff member completes a checklist which verifies that all required documentation has been obtained and is accurate.

Typically, retail installment contracts are purchased by and assigned to The Finance Company at a price that reflects a discount from the amount financed.  All of the discount is held in a non-refundable reserve against which credit losses are first applied.  Dealers are generally advanced 75 to 80% of the amount financed (less ancillary products) for their military customers with good credit and 90 to 95% for non-military customers. The assigning dealer makes certain warranties as to the validity of the contract and compliance with certain laws.  Also, the dealer generally agrees to indemnify us for any claim, defense or set-off against the dealer that may be asserted against us by reason of the assignment.  At the time of purchase, we require either physical damage insurance or a combination of GAP protection and total loss coverage on all automobiles covered by the retail installment sales contracts that we purchase.  To the extent that material terms of a contract prove to be inaccurate, we generally have the right under the Master Dealer Agreement to require the dealer to repurchase the contract.

Contract Duration

Contracts in The Finance Company’s point-of-sale portfolio have an initial duration normally ranging from 36 to 60 months, with an average original maturity of approximately 46 months.  Bulk purchase contracts generally had an average remaining maturity of 18 to 24 months at the time of purchase.

Contract Purchase Volume

(dollars in thousands)	2002	2001	2000	1999	1998

Gross Contracts purchased or originated:
Point-of-sale	$113,936	$171,776	$150,895	$130,786	$142,221
Bulk	—	13,651	75,445	71,228	54,929

Total	$113,936	$185,427	$226,340	$202,014	$197,150

Number of contracts purchased or originated:
Point-of-sale	7,207	12,108	10,995	10,499	11,478
Bulk	—	2,304	10,640	12,905	11,711

Total	7,207	14,412	21,635	23,404	23,189

Average size of contract: (in dollars):
Point-of-sale	$15,809	$14,187	$13,724	$12,457	$12,391

Bulk	$—	$5,925	$7,091	$5,519	$4,690

Weighted average	$15,809	$13,617	$10,462	$8,632	$8,502

The Finance Company’s contract purchase volume is discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Ancillary Products

The Finance Company offers through its dealers warranty and other loss protection products as allowed by the state.  These products are provided and underwritten by third-party vendors.  Accordingly, liabilities under the ancillary products are not our obligation.  We offer these products to dealers so that they, in turn, may provide vehicle purchasers a more complete line of products and services.  By offering these products, we are able to generate supplementary revenue without incurring significant additional expenses.  During 2002, 2001 and 2000, The Finance Company generated gross revenues of approximately $0.6 million, $0.5 million, and $0.2 million, respectively, from the sale of ancillary products through its dealers.

Collections

The Finance Company receives payments on purchased contracts through a number of different means, including electronic transfer, personal check, payroll check endorsed to it, government check (such as Social Security, disability or income tax refund check that is endorsed to it), cashier’s check, traveler’s check, money order, Western Union Quick Collect Check, bank wire transfer and cash.  We monitor payments to maintain each customer’s current address and banking data.  In certain instances, a customer will make a payment at one of our contract production offices or our service center.

Our underwriting guidelines dictate that United States military enlisted personnel must, prior to their origination of a contract with a dealer, execute an authorized allotment form.  The form provides for the automatic electronic transfer of monthly payments to The Finance Company.  The process is managed by a third-party data processor, Military Assistance Corporation.  Salary allotments are effected monthly by the respective military branch’s disbursement center.  On the first day of each month immediately following a month in which allotments are effected, the amount of such allotment is deposited into a transaction account at Fort Knox National Bank established by Military Assistance Corporation in the name of the obligor.  The salary allotment is immediately transferred by Military Assistance Corporation first, from the obligor’s account to a Military Assistance Corporation custodial account at Fort Knox - National Bank, and, second, to the collection account.  The allotment system enables United States military personnel to effect timely payment of their obligations without regard to reassignment or temporary relocation characteristic of United States military enlisted personnel.  Although it is a purchase requirement to the dealer to require United States military enlisted personnel to initially authorize the allotment of their respective monthly payments to The Finance Company, the allotments are voluntary and may be withdrawn. The mere withdrawal of an allotment authorization does not constitute an event of default under a contract, but it could make it more difficult to effect collections on our delinquent receivables.

Monitoring the payment history of accounts and implementing appropriate remedial action is the responsibility of our Collections Department within the service center and the auto center branches.  At year-end 2002, a total of 89 employees, or 53% of The Finance Company’s total full-time equivalent employees, worked in Collections.

One of the primary responsibilities of Collections is to monitor customer accounts that are delinquent in payment.  Collections Department personnel work with customers to resolve payment problems and bring accounts to current status at the earliest possible stage of delinquency.  Collections Department employees are compensated, in part, through bonuses tied to their monthly collection performance.

When calling a customer with a delinquent account, Collections Department personnel utilize The Finance Company’s Collections Training Manual.  Developed by us, the manual specifies the procedures to follow in different circumstances in order to maximize the effectiveness of the call.  The specific action our employees take on a delinquent account will depend on the customer’s particular circumstances as well as the past payment history of the account.  However, in all cases, our primary focus is resolving the problem causing the delinquency, arranging a modified payment plan, or working out a settlement agreement.  Each Department employee is responsible for keeping records of all collections activity carried out on each account and for following up on “callback” and “broken promise” dates as appropriate.  In addition, Collections personnel are responsible for following up as necessary on bankruptcies and requesting repossession and legal action.

When we have difficulty locating a customer, Collections personnel attempt to find the individual through skip tracing, which utilizes various sources of available information about a customer.  Military personnel have almost no ability to become a “skip” as long as they remain in the military.  In the event of transfer, they can be located through the military locator service, which provides current duty station addresses and phone numbers.  All communications with and efforts to locate the customer are reflected in our data files.

In certain situations, we will repossess a vehicle.  If a deficiency exists after we repossess and sell a vehicle, we may take action to obtain a judgment and garnishee a customer’s wages and assets.  From an accounting perspective, repossessed assets are carried at the lower of the unpaid loan balance or anticipated liquidation proceeds.

We generally charge off accounts at the end of the month in which they become 180 days past due based on the contract.  Additionally, in the month that a repossession occurs, the carrying value of the repossessed asset is reduced through charge-off to the lower of the unpaid contract balance or anticipated liquidation proceeds.  Once an account is charged off, it is transferred to the Recovery Unit, a separate group of collectors who continue collection activities.  The collection activities undertaken by the Recovery Unit are similar in many respects to those of the Collections personnel.  Customers are called as required and attempts are made to set up repayment plans or work out settlement agreements as appropriate to a customer’s circumstances.  Each Recovery Unit employee is responsible for keeping records of all collections activity carried out on Recovery Unit accounts and for following up on callback and broken promise dates as appropriate.  The Recovery Unit is also responsible for following up as necessary on bankruptcies and requesting repossession and legal action.

The Finance Company’s charge-off and delinquency experience is discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 below.

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

We have invested in technology that enables us to electronically process credit applications.  This technology reduces processing time and improves standardization of credit underwriting without significant staff increases.  TFC’s loan servicing software systems interface with a predictive dialing system designed to enhance collection activity by increasing the number of customer contacts per collector hour.  The system dials multiple telephone numbers simultaneously based on parameters defined by the Collections Department.  Calls are connected automatically to a collector at the same time the customer’s account is displayed on the collector’s computer screen.  The process permits better control of calling patterns for more effective calling and improved customer contact rates.  By eliminating busy signals, no answers and answering machines, the system enables the collector to speak to more customers.  The system also reports collection performance by collector for improved supervision and results.  The company also utilizes an imaging system which eliminates all but essential paper files.

We have sufficient management information systems in place to meet our current and near-term future requirements.

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

Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in motor vehicle financing.  Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Motor Vehicle Information and Cost Savings Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board’s Regulations B and Z, the Graham-Leach-Bliley Act of 1999 and the Soldiers’ and Sailors’ Civil Relief Act.

In addition, the Federal Trade Commission has adopted the holder-in-due-course rule.  This rule has the effect of subjecting persons that finance retail installment credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services.  A regulation which applies specifically to the sale of used automobiles is the Federal Trade Commission’s rule on Sale of Used Vehicles.  It requires all sellers of used vehicles to prepare, complete and display a buyer’s guide which explains the warranty coverage for these vehicles.  The Federal Trade Commission’s Credit Practices Rules impose additional restrictions on sales contract provisions and credit practices.

We believe that we are in compliance in all material respects with all applicable laws and regulations.

Employees

At December 31, 2002, we had 168 full-time equivalent employees.  No employees are currently covered by collective bargaining agreements.  We believe that our employee relations are excellent.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

Robert S. Raley, Jr.	65	Chairman of the Board of Directors of TFC Enterprises, The Finance Company. Chief Executive Officer of TFC Enterprises
Ronald G. Tray	61	Director and President of TFC Enterprises, and Chief Executive Officer, President Chief Operating Officer and Director of The Finance Company
Delma H. Ambrose	43	Executive Vice President and Chief Servicing Officer of The Finance Company
Rick S. Lieberman	46	Executive Vice President and Chief Lending Officer of The Finance Company
Denise L. Newlon	34	Vice President, Treasurer and Chief Financial Officer of TFC Enterprises and Executive Vice President, Treasurer and Chief Financial Officer of The Finance Company
Patricia Piccola	58	Senior Vice President, Chief Administrative Officer and Secretary of The Finance Company

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

Ronald G. Tray joined The Finance Company as a Vice President and director for Management Information Systems in 1989.  Mr. Tray was appointed Chief Operating Officer and Director of The Finance Company in 1996 and then appointed President in 2000.  Mr. Tray was appointed Vice President of TFC Enterprises in 1996 and then appointed President and Director in 2001.  Prior to joining The Finance Company, Mr. Tray was employed by MTech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia, for approximately 20 years.  He served as President of Mtech’s Mid-Atlantic Division for the last 2 1/2 years.

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

Patricia Piccola joined The Finance Company in 1980 through an acquisition of another specialty finance company.  During her tenure, Ms. Piccola has been involved in nearly every function of The Finance Company’s corporate finance and administrative areas, most recently as Assistant to the Chief Operating Officer.  She assumed her current position in 2000.

Denise L. Newlon joined The Finance Company in 1996 and has served in several capacities, including Controller.  Prior to joining The Finance Company, she was employed by several banking institutions.  She assumed her current position in 2003.

Financial Information About Segments

The business segments of TFC Enterprises, Inc. are discussed in Note 14 to the Consolidated Financial Statements of TFC Enterprises, Inc., presented in Item 8 below.

Item 2.   Properties

Our principal executive offices, service center and a contract production office, are located in Norfolk, Virginia.  The combined facilities consist of approximately 36,000 square feet of space pursuant to a lease expiring in 2006.

The Company has point-of-sale contract production offices which, on a combined basis, total approximately 7,567 square feet of space pursuant to leases expiring from March 2003 to April 2005.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of TFC Enterprises, Inc. was held on November 19, 2002, to consider two matters of business.  The matters brought before the shareholders and the voting results were as follows:

Election of Directors

	For	Against	Abstain	Broker Non-votes*

Robert S. Raley, Jr.	8,207,772	20,068
Walter S. Boone, Jr.	8,207,772	20,068
Phillip R. Smiley	8,182,772	45,068
Ronald G. Tray	8,182,772	45,068

The following directors’ terms of office as a director continued after the meeting: Andrew M. Ockershausen,  Douglas E. Bywater and Linwood R. Watson.

Ratification of the Appointment of Auditors

	For	Against	Abstain	Broker Non-votes*

McGladrey & Pullen, LLP	8,210,300	12,840	4,700	—

* “ Broker non-votes” occur where a broker holding stock in street name does not vote those shares.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Since December 22, 1993, TFC Enterprises, Inc. Common Stock has traded on the Nasdaq National Market System under the symbol “TFCE.”  Share price information with respect to the Common Stock is set forth in the “Selected Quarterly Data” table included below. As of March 14 2003 there were approximately 1,737 holders of the Common Stock, including approximately 165 holders of record. The TFC Enterprises, Inc. Bylaws now allow the Board complete discretion in setting the annual meeting.  No cash dividends have been paid with respect to the Common Stock since issuance.  We have no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of our Board of Directors and will depend upon our profitability and financial condition, capital requirements, statutory restrictions, requirements of our lenders, future prospects and other factors deemed relevant by our Board of Directors.  If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

We have not issued any of our authorized preferred stock.

The following table sets forth the quarterly range of high and low sales price per share of the Company’s Common Stock for 2001 and 2002 as reported by the NASDAQ Stock Market.

2001	High	Low

First Quarter	$1.84	$0.69
Second Quarter	$2.25	$0.78
Third Quarter	$2.88	$1.60
Fourth Quarter	$2.80	$1.18

2002	High	Low

First Quarter	$1.75	$1.32
Second Quarter	$1.85	$1.02
Third Quarter	$1.75	$0.70
Fourth Quarter	$1.76	$1.29

Item 6.   Selected Financial Data

The following table contains certain consolidated financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Report.  The Consolidated Statements of Income Data as of December 31, 1998, 1999, 2000, 2001 and 2002 for the years then ended were derived from the Company’s Consolidated Financial Statements and Notes thereto and have been restated to present the Company’s subsidiary, First Community Finance, as discontinued operations.  The Operating Data has been derived from the unaudited internal records of the Company.  The consolidated financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

Five-Year Summary of Selected Financial Data

	Years ended December 31

(in thousands)	2002	2001	2000	1999	1998

Statement of Operations Data:
Net interest revenue	$20,647	$27,569	$29,496	$31,962	$23,774
Provision for credit losses	899	756	37	0	0

Net interest revenue after provision for credit losses	19,748	26,813	29,459	31,962	23,774
Other revenue	1,110	1,492	1,736	1,036	756

Total interest and other revenue	20,858	28,305	31,195	32,998	24,530
Operating expense:
Amortization of intangible assets	278	1,091	1,091	1,091	1,091
Other	15,866	19,190	23,411	20,987	19,037

Total operating expense	16,144	20,281	24,502	22,078	20,128

Income before income taxes	4,714	8,024	6,693	10,920	4,402
Provision for income taxes	1,842	3,427	2,924	4,796	396

Income from continuing operations	$2,872	$4,597	$3,769	$6,124	$4,006

Income (loss) from discontinued operations, net of taxes	(126)	479	299	363	19
Cumulative effect of change in accounting principle	(6,777)	—	—	—	—
Net income (loss)	$(4,031)	$5,076	$4,068	$6,487	$4,025

Net income per common share from continuing operations:
Basic	$0.25	$0.40	$0.33	$0.54	$0.36
Diluted	$0.24	$0.39	$0.31	$0.50	$0.33
Discontinued operations
Basic	$(0.01)	$0.04	$0.03	$0.03	$0.00
Diluted	$(0.01)	$0.04	$0.03	$0.03	$0.00
Cumulative effect of change in accounting principle:
Basic	$(0.59)	—	—	—	—
Diluted	$(0.57)	—	—	—	—
Net income (loss) per common share:
Basic	$(0.35)	$0.44	$0.36	$0.57	$0.36
Diluted	$(0.34)	$0.43	$0.34	$0.53	$0.33
Balance Sheet Data:
Net contract receivables	$150,221	$182,875	$193,388	$162,521	$140,777
Total assets	181,578	246,786	252,963	208,511	172,559
Total debt	125,921	164,576	176,811	140,626	118,654

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Information

Forward-looking and Cautionary Statements

We caution you that this report and other written and oral information presented by our management from time to time, including but not limited to reports to shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases, discussions with analysts and investor presentations, include “forward-looking statements” within the meaning of Section 27A of the Securities of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those acts.  Among other things, these statements relate to our financial condition, results of operation and business.  More specifically, these forward-looking statements address our business strategies, market potential, potential for future point-of-sale and bulk purchases, future financial performance and other matters that reflect management’s expectations as of the date the statements are made. These forward-looking statements are generally identified by the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” and similar expressions which are intended to identify forward-looking statements.  These forward-looking statements are based upon management’s knowledge at the time of the statements and assumptions about future events and involve certain risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These factors include, without limitation: our ability to close the recently announced merger with Consumer Portfolio Services, Inc. (“CPS”), our dependence on our lines of credit; our ability to continue to obtain adequate funding under similar terms to purchase contracts; intense competition within our markets: the fluctuating interest rates associated with our line of credit, our reliance on estimates of future recoveries, based on historical recoveries, from prior and future years charge-offs and the impact of retail installment contract defaults.  Please refer to a discussion of these and other factors in this report and our other filings with the Securities and Exchange Commission.

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

General

We began operations in 1977 in Alexandria, Virginia, with the founding of The Finance Company by Robert S. Raley, Jr., our current Chairman of the Board and Chief Executive Officer.  Mr. Raley has spent his entire 43-year career exclusively within the consumer finance industry.  We now conduct operations primarily through The Finance Company, a wholly-owned subsidiary.

Through The Finance Company, we purchase and service retail installment sales contracts originated by automobile and motorcycle dealers in the sale of vehicles, consisting of new and used automobiles, vans, light trucks, and motorcycles on an individual basis.  Retail installment sales contracts are acquired on an individual basis after we have reviewed and approved the vehicle purchaser’s credit application. The primary focus of our business is retail installment sales contracts originated by dealers with consumers who are United States enlisted military personnel, in the E-1 through E-4 pay grades and non-military consumers who do not have access to traditional sources of credit.

To achieve an acceptable rate of return and provide for credit risks, contracts are purchased from dealers at a discount to the remaining principal balance.  The discount is held in a nonrefundable reserve against which credit losses are first applied. We are based in Norfolk, Virginia, with Contract Production Offices throughout the United States.

Our purchases provide us with the ability to direct the credit underwriting process at the initiation of the retail installment sales contract.  Participating dealers benefit by having a source of financing for a group of customers who typically find financing difficult to obtain.  This financing allows a dealer to increase the number of vehicles sold and improves dealer profitability.  Consumers also benefit because the financing we provide enables them to purchase a vehicle they otherwise might not be able to buy.  As of December 31, 2002, $200.8 million, or 99%, of our gross contract receivables represented point-of-sale purchases, compared to $227.8 million, or 91%, at December 31, 2001 and $202.5 million, or 75%, at December 31, 2000.

In the bulk purchase business, we had emphasized acquisitions of portfolios of seasoned retail installment sales contracts.  These contracts normally had a payment history of at least three months.  While the typical bulk purchase was approximately $250,000, we had, at times, purchased portfolios totaling more than $12 million.  As of December 31, 2002, $2.4 million, or 1%, of our gross contract receivables was attributable to bulk purchases, compared to $20.3 million, or 9%, at December 31, 2001, and $64.5 million, or 25%, at December 31, 2000.

Although we underwrite and purchase contracts through the various contract production offices, the responsibility for servicing the accounts is centralized at our service center located in Norfolk, Virginia.

On October 1, 2002, the Board of Directors authorized the Company, as the sole shareholder of First Community Finance, to sell substantially all the assets of First Community Finance.  On November 4, 2002, the Company sold the majority of its consumer finance receivables to an unrelated third party “buyer” for approximately $21 million.  Pursuant to the terms of the transaction, the buyer offered employment to the majority of First Community Finance’s employees and assumed all of the leases relating to the branch locations.  Total net proceeds were paid on the closing date in cash.

Pursuant to the terms of the transaction, the Company has retained approximately $3.8 million in consumer finance receivables.  The Company has stopped originating loans through First Community Finance and is currently attempting to collect the remaining receivables.

Results of Operations

Results of Operations

Net income and earnings per basic common share

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. The Company has determined the impairment of goodwill is $6.8 million and as required by FAS 142 is recorded as a change in accounting principle.  We reported income from continuing operations of  $2.9 million, or $0.25 per basic common share, in 2002, compared to income from continuing operations of $4.6 million, or $0.40 per basic common share in 2001 and income from continuing operations of $3.8 million, or $0.33 per basic common share in 2000. We reported net income (loss) of $(4.0) million, or $(0.35) per basic common share, in 2002, compared to net income of $5.1 million, or $0.44 per basic common share in 2001 and net income of $4.1 million, or $0.36 per basic common share in 2000. The decrease in net income and earnings per share in 2002 compared to 2001 was primarily due to two items-decrease yield on interest-earning assets as well as a decrease in the asset base.  The increase in net income and earnings per share in 2001 compared to 2000 was primarily due to two items-lower cost of borrowed funds and lower operating expenses.

Volume

Gross contracts purchased or originated in 2002 totaled $113.9 million, compared to $185.4 million in 2001 and $231.4 million in 2000. The decrease in 2002 volume compared to 2001 was attributable to a number of factors, our point of sale contract purchases volume was lower as a result of increased competition for the military contract purchases, there are fewer stateside military members due to increased overseas deployments, and we continue our more selective buying program in the company’s military and non-military purchases.  The decrease in 2001 volume compared to 2000 was attributable to the phasing out of the Bulk business from “Buy Here Pay Here” automobile dealers starting in March 2001.

Gross contracts purchased or originated were as follows:

	2002		2001		2000

(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Contracts purchased or originated:
Auto finance:
Point-of-sale	$113,936	100.0%	$171,776	92.6%	$150,895	65.2%
Bulk	—	—	13,651	7.4	75,445	32.6
Other	—	—	—	—	5,011	2.2

Total	$113,936	100.0%	$185,427	100.0%	$231,351	100.0%

Number of contracts purchased or originated:
Auto finance:
Point-of-sale	7,207	100.0%	12,108	84.0%	10,995	47.5%
Bulk	—	—	2,304	16.0	10,640	46.0
Other	—	—	—	—	1,495	6.5

Total	7,207	100.0%	14,412	100.0%	23,130	100.0%

At year end 2002, we were purchasing automobile retail installment contracts through Contract Production Offices (“CPO’s”) located in Norfolk, Virginia; Killeen, Texas; Jacksonville, Florida; San Diego, California; Tacoma, Washington and Wichita Falls, Texas.

Net interest revenue

Net interest revenue was $20.6 million in 2002 compared to $27.6 million in 2001 and $29.5 million in 2000. The decline in net interest revenue in 2002 compared to 2001 and 2001 compared to 2000 was primarily due to lower yields on our earning assets resulting from the implementation of a more competitive program offered to the dealers and to a decrease in the amount of contract discount accreted to interest revenue as a yield enhancement because of the uncertain economic conditions of the economy.

The yield on interest earning assets was 18.31% for 2002 compared to 20.15% and 22.17% for the years of 2001 and 2000. The decrease in yield in 2002 compared to 2001 and 2001 compared to 2000 reflects a more competitive program offered to the dealers, a decrease in the amount of contract discount accreted to interest revenue as a yield enhancement because of uncertain economic conditions, and the dramatic decline in the Bulk portfolio which carried a higher yield.

The cost of interest bearing liabilities was 8.80% for 2002, compared to 9.93% and 10.47%, for 2001 and 2000.  The decrease in 2002 compared to 2001 reflects a lower overall one-month LIBOR rate for 2002 as well as the company’s successful access to the securitization market at not only lower rates, but on a fixed term as well.  The decrease in 2001 compared to 2000 reflects a lower overall one-month LIBOR rate for 2001.

Net interest revenue

	Years ended December 31

(dollars in thousands)	2002	2001	2000

Average interest earning assets (a)	$182,591	$223,897	$207,084
Average interest bearing liabilities	145,306	176,673	156,747

Net interest earning assets	$37,285	$47,224	$50,337

Interest and other finance revenue on contract receivables	$33,437	$45,117	$45,904
Interest expense	12,790	17,548	16,408

Net interest revenue	$20,647	$27,569	$29,496

Yield on interest earning assets	18.31%	20.15%	22.17%
Cost of interest bearing liabilities	8.80	9.93	10.47

Net interest spread	9.51%	10.22%	11.70%

Net interest margin (b)	11.31%	12.31%	14.24%

(a)	Average gross contract receivables net of unearned interest revenue.
(b)	Net interest margin is net interest revenue divided by average interest earning assets.

Other revenue

Other revenue was $1.1 million in 2002 compared to $1.5 million in 2001 and $1.7 million in 2000. The decrease in 2002 compared to 2001 reflects lower revenue related to restricted cash as well as lower other revenue related to the bulk business line.  The decrease in 2001 compared to 2000 reflects lower fee income by Recoveries Inc., which ceased operations in 2001.

Operating expense

Operating expense was $16.1 million in 2002 compared to $20.3 million in 2001 and $24.5 million in 2000.  The $4.2 million decrease in 2002 compared to 2001 reflected the overall downsizing of the Company in relation to the reduction of receivables.   The $4.2 million decrease in 2001 compared to 2000 reflected the downsizing of the Bulk division and two small subsidiaries

Operating expenses as a percent of interest earning assets decreased to 8.84% for 2002 from 9.06% and 11.83% in 2001 and 2000. The decrease in the operating expense ratio in 2001 over 2000 resulted from the downsizing of the Bulk division and two small subsidiaries.

Provision for income taxes

We recorded a $1.8 million tax provision for 2002 compared to a $3.4 million tax provision in 2001 and a $2.9 million tax provision in 2000. The effective tax rate in 2002 of 39.0% and in 2001 of 42.7% is higher than the expected combined federal and state tax rates due primarily to goodwill amortization that is not deductible for tax purposes.

In 1993, contingent interest on our convertible notes was considered deductible for Federal income tax purposes but was treated as non-deductible for income tax expense in our financial statements.  We are continuing to negotiate with the IRS regarding the deductibility of the contingent interest.

Financial Condition

Assets

Total assets decreased by $65.2 million, or 26%, to $181.6 million at December 31, 2002, from $246.8 million at December 31, 2001.  The decrease was primarily attributable to a decrease in point of sale contract purchases volume as a result of increased competition for the military contract purchases, fewer stateside military due to increased overseas deployments, and a more selective buying program in the company’s military and non-military purchases, a decrease in the bulk contract receivables and the write-down of $6.8 million related to goodwill.

Net contract receivables

Net contract receivables were $150.2 million, or 83% of total assets at December 31, 2002, compared to $182.9 million, or 74% of total assets at December 31, 2001.

          Net contract receivables

	December 31,

(dollars in thousands)	2002	2001

Auto finance:
Point-of-sale	$140,096	$156,737
Bulk	9,574	24,725
Other	551	1,413

Total	$150,221	$182,875

Liabilities

Total liabilities were $134.5 million at December 31, 2002, a decrease of $61.2 million, or 31%, from $195.7 million at December 31, 2001.  The decrease in liabilities in 2002 reflected decreased borrowings as the result of the decrease in net contract receivables. Liabilities represented 74% of total liabilities and equity at December 31, 2002 compared to 79% at December 31, 2001.

Credit Quality and Reserves

Net charge-off of auto finance contract receivables

Net charge-off  (net of recoveries) to the allowance for credit losses and nonrefundable reserve were $25.5 million in 2002, or 13.99% of average net contract receivables, compared to $37.6 million, or 16.79%, in 2001, and $33.9 million, or 16.41% in 2000.

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

Reserves on auto finance contract receivables

The static pool reserve methodology is used to analyze and reserve for our credit losses. This methodology allows us to stratify our portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the estimated loss for each pool year. These combined estimated losses are reduced by estimated future recoveries that are based on historical recovery performance to establish the estimated required reserve for credit losses. Estimates are reviewed regularly and if necessary, will be revised to reflect historical experience if it deviates materially from the estimates.  Included in the allocation for credit losses is $2.7 million, $0.7 million and  $2.2 million for 2002, 2001 and 2000 respectively that was reclassified from unearned discount to non-refundable reserves to absorb charge-offs.  These reclassifications reduce the amount of unearned discount and net service fees to be accreted to income over the contractual life of the related receivables, which impacts future interest revenue.

At December 31, 2002, the combination of allowance for credit losses, nonrefundable reserve and unearned discount totaled $10.0 million, or 6.1%, of gross auto finance contract receivables, net of unearned interest revenue compared to $16.7 million, or 8.4% at December 31, 2001. The decrease in the percentage of reserves to contract receivables in 2002 compared to 2001 and 2001 compared to 2000 is the result of the phase-out of the bulk purchases which historically has carried a higher charge-off percentage.

The reserves as a percentage of gross auto finance contract receivables net of unearned interest at December 31, 2002, of 6.1% are less than net charge-off as a percentage of average net contracts receivable for 2002, of 13.99%. This difference exists primarily because the reserves include an estimate of future recoveries on prior year charge-off and future recoveries on current year charge-off that are not reflected in the current year charge-off percentage.  These estimated future recoveries are based on historical recovery performance and this estimate is an integral part of the evaluation of the adequacy of the reserves performed by management quarterly.  In addition, we have increased our penetration of ancillary products such as warranty and other products that minimize the loss incurred because of the difference between the debtors insurance coverage and the contract balance that occurs when the collateral is a total loss or is stolen.  Finally the ratio is lower due to an increase in the portion of the portfolio with lower expected loss because of the credit profile of the debtor.

Our refundable dealer reserve decreased to $0.3 million at December 31, 2002 compared with $0.7 million at December 31, 2001.  Under certain of our bulk programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship.  Under certain circumstances, we may have to remit some or all of the refundable reserve back to the dealer.  No such liability exists under a nonrefundable reserve relationship.  Accordingly, the refundable reserve is carried as a liability on our Consolidated Balance Sheet and is not included in the calculation of our reserve ratio.

Consolidated allowance and reserves for contract receivables

	Years ended December 31

(dollars in thousands)	2002	2001	2000

Beginning of period	$12,672	$22,031	$22,679
Provision for credit losses	899	756	37
Allocation for credit losses	21,414	27,462	33,278
Charge-off	(32,498)	(43,555)	(39,743)
Recoveries	6,958	5,978	5,780

End of period	$9,445	$12,672	$22,031

Average net contract receivables (a)	$182,528	$223,778	$206,904
End of period net contract receivables (a)	$165,312	$205,226	$227,075
Total net charge-off as a percent of average net contract receivables	13.99%	16.79%	16.41%

Allowance, nonrefundable reserve and unearned discount as a percent of net contract receivables (period end)	6.07%	8.13%	11.92%

(a)	Gross contract receivables net of unearned interest revenue.

Net charge-off by line of business:

	Years ended December 31

(in thousands)	2002	2001	2000

Auto finance:
Point-of-sale	$23,454	$25,402	$19,652
Bulk	1,643	10,814	14,267
Other	443	1,361	44

Total	$25,540	$37,577	$33,963

Delinquencies

Gross auto finance contract receivables that were 60 days or more past due totaled $11.9 million, or 5.87% of gross auto finance contract receivables at December 31, 2002, compared to $15.2 million, or 6.12%, at December 31, 2001.

Gross auto finance contract receivables that were 30 days or more past due totaled $16.4 million, or 8.07% of gross auto finance contract receivables at December 31, 2002, compared to $22.5 million, or 9.09%, at December 31, 2001.

Consistent with standard industry practice, we measure delinquency at each month end by classifying a contract that is unpaid for two monthly payments as 30 days delinquent and a contract that is unpaid for three monthly payments as 60 days delinquent. The Company has a policy to extend a loan under certain conditions.

Consolidated Delinquency

	Years ended December 31

(dollars in thousands)	2002	2001	2000

Gross contract receivables	$203,760	$249,854	$270,947
Gross contract receivables 60 + days and over delinquent
Gross contract amount	$12,037	$15,401	$16,393
Percent of total gross contract receivables	5.91%	6.16%	6.05%
Gross contract receivables 30 + days and over delinquent
Gross contract amount	$16,539	$22,877	$25,637
Percent of total gross contract receivables	8.12%	9.16%	9.46%

Liquidity and Capital Resources

Cash Flows

As shown on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $0.1 million in 2002, to $0.3 million at December 31, 2002.  The decrease reflected $38.6 million of net cash used in financing activities which was offset by $3.3 million in net cash provided by operating activities and by $32.2 million of net cash provided by investing activities.  Net cash provided by investing activities principally reflected $31.8 million in net repayments of contract receivables.  Net cash used in financing activities reflected $77.8 million of net payments on our revolving lines of credit, $41.7 million net borrowings received under the receivable backed notes, $1.2 million of new subordinated debt, and $3.8 million paid on outstanding subordinated debt. Cash and cash equivalents decreased by $0.8 million in 2001, to $0.4 million at December 31, 2001.  The decrease reflected $12.2 million of net cash used in financing activities which was offset by $7.5 million in net cash provided by operating activities and by $4.0 million of net cash provided by investing activities.  Net cash provided by investing activities principally reflected $9.8 million in net repayments of contract receivables and a $5.5 million increase in restricted cash related to the receivable backed notes.  Net cash used in financing activities reflected $13.4 million of net borrowings on our revolving lines of credit, $23.5 million net payments received under the receivable backed notes, $1.8 million of new subordinated debt, and $3.9 million paid on outstanding subordinated debt.

Liquidity Management

Currently, TFC’s sources of liquidity are external financing which includes (i) a revolving line of credit (the “GE Facility“) in the maximum amount of $50 million until July 1, 2002 when it was reduced to $40 million, guaranteed by TFC’s parent company, TFC Enterprises, Inc., with General Electric Capital Corporation (“GE Capital”), (ii) a revolving line of credit (the “Westside Facility“) in the maximum amount of $40 million, with Westside Funding Corporation, a special purpose funding vehicle administered by WestLB, (iii) automobile receivables-backed notes and (iv) subordinated notes and other term debt.

GE Facility.  The GE Facility is scheduled to terminate on April 1, 2003.    As of the date of this report, TFC has not replaced the GE Facility and has no material prospects available to replace the facility.  In no event will TFC be able to replace the GE facility by April 1, 2003.  Accordingly, absent the CPS Merger transaction announced on the date of this Report, which is discussed below, TFC would be required to seek alternative financing sources and repay its outstanding balance of the GE Facility (the “CPS Merger”).  No assurance can be given that alternative financing sources in addition to the Westside Facility would be available in such event.

Warehouse facility.  TFC entered into the Westside Facility in June 2001 due to a reduction in the maximum amount of the GE Facility and to facilitate future securitizations.  Warehouse facility transactions are conducted through TFC Warehouse Corporation I, a wholly-owned bankruptcy remote subsidiary of TFC.  The Westside Facility is scheduled to expire on July 1, 2003.    The Westside Facility requires TFC to have in place a $40 million revolving credit facility at all times.  In addition, the Westside Facility also provides for default in the event the Company receives a “going concern” explanatory paragraph in the audit report of its auditors.  The Company’s credit agreements, among other things, require compliance with monthly and quarterly financial maintenance tests and restrict the Company’s ability to create liens, incur additional indebtedness, sell or merge assets and make investments.

Automobile receivables-backed notes.  Historically, the Company has used automobile receivables-backed notes as a primary source of term funding.  Between automobile receivables-backed notes transactions, the Company relies primarily on the revolving warehouse credit facility to fund ongoing receivable acquisitions.  The Company continues to evaluate market conditions and available liquidity and could decide to alter the timing of its automobile receivables-backed notes in the future depending on the Company’s cash position and available short-term funding.

Subordinated notes and other term debt.  The Company’s subordinated notes and other term debt consists of  Senior Subordinated Notes and Demand Notes.  In August 2000, the Company issued $5.0 million of unsecured subordinated notes.  The interest rate is 13.25% and interest is payable monthly. The notes may be prepaid subject to a prepayment penalty.  Principal payments of $0.1 million are due monthly beginning June 2002 with the final payment due June 2005.  In December 2001, based on the prepayment penalty, the Company was required to start making the monthly principal payments.  Therefore, the final payment will be November 2004.   In March 2002, the Company amended the agreement and principal payments of $0.2 million are due monthly beginning January 2003 with the final payment due June 2005.  The principal balance as of December 31, 2002 and 2001 was $5.0 million and $4.9 million, respectively.  From July 1998 to December 2002, the Company issued $2.3 million of unsecured subordinated debt due three years from origination.  These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company.  The unsecured notes bear interest at 15% per year.  Members of the Board of Directors, Executive Officers, and certain relatives have purchased $0.9 million of these notes.  The principal balance as of December 31, 2002 and 2001 was $1.0 million and $2.2 million, respectively.  From July 2000 to December 2002, the Company issued $1.7 million of unsecured subordinated debt due six months from origination. These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 12% per year.  Members of the Board of Directors and Executive Officers have purchased $1.7 million of these notes.  The principal balance as of December 31, 2002 and 2001 was $1.6 million and $1.0 million, respectively.  Interest payable on the 15% and 12% demand notes can be rolled into a 10% demand note.  The principal balance as of December 31, 2002 and 2001 was $0.3 million and $0.2 million, respectively.

In addition to receivable acquisition funding, the Company also requires substantial capital on an ongoing basis to fund automobile receivables-backed notes costs, servicing obligations and other cash requirements previously described.  The Company’s ability to borrow under the revolving warehouse credit facility is dependent upon its compliance with the terms and conditions thereof.  The Company’s ability to obtain successor facilities or similar financing will depend on, among other things, the willingness of financial institutions to participate in funding automobile financing business and the Company’s financial condition and results of operations.  Moreover, the Company’s growth may be inhibited, at least temporarily, if the Company is not able to obtain additional funding through these or other facilities, or if it is unable to satisfy the conditions of borrowing under the revolving warehouse credit facility.  The Company consistently assesses its long-term receivable funding arrangements with a view of optimizing cash flows and reducing costs.

The Company’s automobile receivables-backed notes are originated through securitizations.  The Company’s securitization agreements require compliance with monthly, quarterly and cumulative tests.  If certain events or “triggers” occur, certain of the Company’s future cash flows may be negatively impacted.  These triggering events include, but are not limited to, greater than expected loss experience, negative changes in the Company’s credit ratings and non-compliance with certain financial covenants within the securitization.  Hitting these triggers may result in a significant restriction on the receipt of future servicing cash flows from the securitizations.  In addition, the Company may also lose its rights to be the servicer of the securitizations along with the associated servicing fee income.  The Company has hit certain of these triggers from time to time which have the affect of increasing credit enhancement requirements in the securitizations.

As discussed above, TFC’s principal sources of borrowing are (i) the GE Facility and (ii) the Westside Facility.  As of the date of this report, TFC has not replaced the GE Facility and has no material prospects available to replace the facility.  Because of the uncertainties resulting in the Company not having replaced its GE Facility with a facility that complies with the terms of the Westside Facility, the Company has received a “going concern” explanatory paragraph in the audit report of its auditors, which is an additional default provision that would cause the Company to be in default under the Westside Facility.  This default would cause the Company’s three securitization subsidiaries and the GE Facility to go into default under their terms as well.  Accordingly, absent the waivers discussed in the next paragraph, the GE Facility, the Westside Funding Facility, and the three securitization facilities would be in default on April 1, 2003.

In connection with entering into the CPS Merger, the Company has obtained waivers of these defaults from GE, Westside, and the insurers on the three securitizations. In addition to waiving this default, GE also extended its facility until the earlier of the closing of the CPS Merger, the termination date of the CPS Merger, if applicable, and May 31, 2003.  Each of these waivers and the GE extension are tied to a closing of the CPS Merger.  If the Merger is not approved by shareholders or does not close for other reasons, each of these waivers will no longer apply.  In that circumstance, the Company would be forced to assess its options to protect its shareholders, including the possibility of filing for protection under federal and state bankruptcy laws.

Contractual Obligations	Total	Less than 1 year	1 – 3 years

Long-Term Debt	$125,846	$84,109	$41,737
Capital Lease Obligations	$75	$75	$—
Operating Leases	$1,864	$654	$1,210
Total Contractual Cash Obligations	$127,785	$84,838	$42,947

Dividends

We did not declare dividends on our common stock during the years ended December 31, 2002, 2001 and 2000, nor do we anticipate paying cash dividends in the foreseeable future.  If and when we decide to declare cash dividends, the amount would be limited by certain provisions of our various credit agreements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Contract Receivables

Contract receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or valuation accounts and net of any unamortized loan costs and unamortized discounts on purchased loans.

Credit losses

The Company’s primary business involves purchasing installment sales contracts at a discount from the remaining principal balance on both a bulk and point-of-sale basis.  A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied.  The remaining portion, if any, of the discount is recorded as unearned discount and accreted to income as discussed below. Additional amounts necessary to cover estimated future credit losses, if any, are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

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

It is generally the Company’s policy, related to the installment sales contracts purchased by TFC, to charge its nonrefundable reserve and then the allowance for credit losses for all contract receivables which are 180 days past due.  Any amounts collected subsequent to being charged off are restored to the nonrefundable reserve.

The carrying value of repossessed assets is reduced, through charge-off, to the lower of the unpaid contract balance or anticipated liquidation proceeds.

Goodwill Accounting Change

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. The Company has determined the impairment of goodwill is $6.8 million and has recorded the impairmentas a change in accounting principle.  Among the provisions of FASB Statement Number 142 is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.  Per FAS 142, no amortization expense was recognized in relation to goodwill for the year ended December 31, 2002 compared to $0.8 million for the year ended December 31,  2001.  Additionally,  net income for the year ended December 31, 2002 has been restated to reflect the cumulative effect of change in accounting principle.  The effect of this change in accounting principle for the year ended December 31, 2002 resulted in an increase in accumulated deficit and a decrease in net income of $4.0 million, to a net loss of $5.8 million.

Intangible assets

Intangible assets consist of a purchased dealer list which is being amortized using the straight-line method over a period of 15 years.  The carrying value of the intangible assets is reviewed on an ongoing basis.  If this review indicates that the intangibles will not be fully recoverable, as determined based on estimated undiscounted cash flows generated by the intangible assets over their remaining lives, their carrying values will be reduced to the recoverable amounts using discounted cash flows.  No impairment losses have been recorded for any period presented.

Income recognition

Interest revenue from precomputed contract receivables, simple interest-bearing contract receivables and revenue from insurance commissions are recognized using the interest method.  Loan origination service fees and certain direct costs are capitalized and recognized as an adjustment of the yield of the related loan using the interest method.

The portion of the discount arising from purchases of contract receivables which is not considered to be nonrefundable reserve for credit losses (see discussion above) is recorded as unearned discount.  Unearned discounts are deferred and accreted to income using the interest method over the contractual life of the related receivables. The Company periodically reassesses the amount of contract purchase discount accreted to interest revenue to reflect changes in delinquency and charge-off experience.

Accrual of interest revenue and accretion of unearned discounts continue until contracts are collected in full, become ninety days contractually delinquent, or are charged-off (see discussion above) consistent with practices generally applied by consumer finance companies.

Market Risk Disclosure and Risk Factors

In evaluating TFC Enterprises, prospective investors should consider carefully all of the information set forth throughout this Report and, in particular, should evaluate the following risk factors.

Importance of Closing CPS Merger

As discussed above, it is of paramount importance that the Company close the CPS Merger.  Otherwise, its lenders will have the option of exercising remedies available to them under the GE Facility, the Westside Funding Facility, and the three securitizations.  To forestall this sort of action, the Company would likely seek protection under federal and state bankruptcy laws.  This would likely result in a decrease in the trading price of the Company’s common stock and eventually result in the Company’s common stock being delisted from the Nasdaq National Market System.  The Company would not, in that circumstance, be able to offer assurance that it would be able to find the type of replacement financing that would enable it to emerge from bankruptcy protection.  In that circumstance, it is possible that the Company’s common stock would have little to no value.

Ability to refinance debt

TFC’s principal sources of borrowing are (i) the GE Facility and (ii) the Westside Facility.  The GE Facility is scheduled to terminate on April 1, 2003.  TFC entered into the Westside Facility in June 2001 due to a reduction in the maximum amount of the GE Facility and to facilitate future securitizations.  The Westside Facility is scheduled to expire on July 1, 2003 and requires TFC to have in place a $40 million revolving credit facility at all times.  As of the date of this report, TFC has not replaced the GE Facility and has no material prospects available to replace the facility.  In no event will TFC be able to replace the GE facility by April 1, 2003, thus becoming in default of the

Westside facility on April 1, 2003.  Because of the uncertainties resulting in the Company not having replaced its credit facilities to comply with the Westside facility, the Company has received a going concern explanatory paragraph in the audit report of its auditors, which is an additional default provision in the Westside Funding agreement.  Accordingly, absent the recently obtained default waivers tied to the CPS Merger, both the GE Facility and the Westside Funding facility would go into default on April 1, 2003.  These defaults will cause the Company’s three securitization subsidiaries to also go into default under their terms as well.  As mentioned above, GE Capital and Westside Funding have waived certain default under each of these facilities, as have the insurers of the three securitizations, premised on the closing of the recently announced CPS Merger.  Should this Merger not close, the Company will be forced to attempt to find alternative financing sources, and consider the possibility of seeking protection under state and federal bankruptcy laws.

Defaults on Retail Installment Contracts

We are engaged in consumer finance activities with consumers who have limited access to traditional sources of consumer credit.  The inability of an individual to obtain financing through traditional credit sources is generally due to such individual’s past credit history or insufficient cash to make the required down payment.  As a result, retail installment contracts purchased by The Finance Company are generally with consumers who are considered to have a higher risk of default on a retail installment contract than certain other consumers.  Accordingly, we engage in consumer loan activities which typically have a higher risk of loss than those of other consumer financings.  While we believe that our expertise with this type of credit customer enables us to evaluate and price accurately the higher risk associated with our business, a significant economic downturn in the markets in which we operate could materially increase the number of charged-off and delinquent retail installment contracts as compared to our historical losses.  If we were to experience a material increase in charge-off or delinquencies, our profitability could be adversely affected.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Reserves.”

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

Effect of Certain Charter, Bylaw and Statutory Provisions

Certain provisions of TFC Enterprises, Inc.’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or frustrate the removal of incumbent directors.  These provisions could make more difficult a merger, tender offer or proxy contest involving TFC Enterprises, even if such events could be beneficial, in the short term, to the interest of the stockholders.  For example, the Certificate of Incorporation provides for a classified Board of Directors and for certain limitations on the calling of a special meeting of stockholders.  The Bylaws require advance notice of stockholder proposals and nominations of directors.  We also are subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person, or interested shareholder who, together with affiliates and associates, owns 15% or more of the corporation’s common stock for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Those provisions could discourage or make more difficult a merger, tender, offer or similar transaction, even if favorable to our stockholders.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosures” (SFAS 148) which amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods after December 15, 2002.

War

The current war in Iraq has reduced the monthly volume of contracts available to the Company to purchase.  If the war continues for an extended period of time, this lower contract volume could continue further reducing the current outstanding receivables of the Company.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Our operations require substantial borrowing to provide funding for the retail installment contracts purchased by The Finance Company.  Consequently, profitability is impacted by the difference between the rate of interest paid on the funds we borrow and the rate of interest charged on the retail installment contracts, which rate in some states is limited by law.  The floating interest rate for borrowings under the line of credit are equal to the average one-month London Interbank Offered Rate, or LIBOR rate, plus a spread.  Thus, future increases in interest rates could adversely affect our profitability.  During 2002 and 2001, we mitigated a substantial portion of this interest rate risk by the placement of asset backed securities with fixed interest rates over the anticipated period required for those receivables to liquidate.

We also believe we have certain flexibility to increase the discount at which retail installment contracts are purchased, or to increase the rate of interest charged on future retail installment contracts (to the extent not limited by state law), in order to offset the adverse impact of any interest rate increase on profitability. If one-month LIBOR averaged 10% more in 2002 than in 2001, net income would decrease by approximately $0.5 million.  These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate cap agreement.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Shareholders
TFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of TFC Enterprises, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) as of and for the years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TFC Enterprises, Inc. as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Company adopted FASB Statement Number 142, Goodwill and other Intangible Assets, effective January 1, 2002.  In accordance with FASB Statement 142, the impairment of goodwill is shown as a cumulative effect of change in accounting principle.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company’s revolving lines of credit become due during the year ended December 31, 2003 and the Company has not obtained additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MCGLADREY & PULLEN, LLP

Raleigh, North Carolina January 23, 2003, except for the third paragraph from the end of Note 1 and the second and third paragraphs of Note 17, as to which the date is March 31, 2003

Report of Independent Auditors

The Board of Directors and Shareholders
TFC Enterprises, Inc.

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of TFC Enterprises, Inc. for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TFC Enterprises, Inc for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 10, the 2000 consolidated financial statements have been restated to reflect discontinued operations.

Richmond, Virginia March 9, 2001, except for Note 10, as to which the date is March 28, 2003

CONSOLIDATED BALANCE SHEETS

	December 31

(dollars in thousands, except share amounts)	2002	2001

Assets
Cash and cash equivalents	$285	$414
Restricted cash	22,441	23,176
Net contract receivables	150,221	182,875
Equipment and leasehold improvements, net	1,508	1,851
Goodwill, net	—	6,777
Intangible asset, net	649	927
Net assets from discontinued operations	2,286	26,826
Other assets	4,188	3,940

Total assets	$181,578	$246,786

Liabilities and shareholders’ equity
Liabilities:
Revolving lines of credit	$19,386	$97,143
Automobile receivables-backed notes	96,780	55,056
Subordinated notes and other term debt	9,755	12,377
Accounts payable and accrued expenses	1,767	2,654
Income taxes and other liabilities	6,459	6,234
Net liabilities from discontinued operations	57	21,530
Refundable dealer reserve	304	711

Total liabilities	134,508	195,705
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 11,551,033 and 11,534,890 shares issued and outstanding at December 31, 2002 and 2001, respectively	51	51
Additional paid-in capital	56,207	56,187
Accumulated deficit	(9,188)	(5,157)

Total shareholders’ equity	47,070	51,081

Total liabilities and shareholders’ equity	$181,578	$246,786

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31

(in thousands, except per share amounts)	2002	2001	2000

Interest and other finance revenue on contract receivables	$33,437	$45,117	$45,904
Interest expense	12,790	17,548	16,408

Net interest revenue	20,647	27,569	29,496
Provision for credit losses	899	756	37

Net interest revenue after provision for credit losses	19,748	26,813	29,459

Other revenue:
Commissions on ancillary products	644	519	247
Other interest revenues	266	589	533
Other	200	384	956

Total other revenue	1,110	1,492	1,736

Total interest and other revenue	20,858	28,305	31,195
Operating expense:
Salaries	7,406	9,944	12,215
Employee benefits	1,557	1,887	2,340
Occupancy	765	853	1,032
Equipment	1,155	1,300	1,423
Amortization of intangible assets	278	1,091	1,091
Other	4,983	5,206	6,401

Total operating expense	16,144	20,281	24,502
Income before income taxes	4,714	8,024	6,693
Provision for income taxes	1,842	3,427	2,924

Income from continuing operations	$2,872	$4,597	$3,769
Income (loss) from discontinued operations, net of taxes	(126)	479	299
Cumulative effect of change in accounting principle	(6,777)	—	—

Net income (loss)	$(4,031)	$5,076	$4,068

Net income per common share from continuing operations
Basic	$0.25	$0.40	$0.33

Diluted	$0.24	$0.39	$0.31

Discontinued operations
Basic	$(0.01)	$0.04	$0.03

Diluted	$(0.01)	$0.04	$0.03

Cumulative effect of change in accounting principle
Basic	$(0.59)	—	—

Diluted	$(0.57)	—	—

Net income (loss) per common share:
Basic	$(0.35)	$0.44	$0.36

Diluted	$(0.34)	$0.43	$0.34

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE, DECEMBER 31, 1999	11,430	$50	$56,080	$(14,301)	$41,829
Net income	—	—	—	4,068	4,068
Stock options exercised	20	—	25	—	25

BALANCE, DECEMBER 31, 2000	11,450	50	56,105	(10,233)	45,922
Net income	—	—	—	5,076	5,076
Stock options exercised	85	1	82	—	83

BALANCE, DECEMBER 31, 2001	11,535	51	56,187	(5,157)	51,081
Net loss	—	—	—	(4,031)	(4,031)
Stock options exercised	16	—	20	—	20

BALANCE, DECEMBER 31, 2002	11,551	$51	$56,207	$(9,188)	$47,070

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31

(in thousands)	2002	2001	2000

Operating activities
Net income (loss)	$(4,031)	$5,076	$4,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	278	1,091	1,091
Cumulative effect of change in accounting principle	6,777	—	—
Depreciation and other amortization	700	733	824
(Benefit from) provision for deferred income taxes	(639)	1,844	2,807
Provision for credit losses	899	756	37
Amortization of deferred financial costs	2,897	2,420	1,502
Changes in operating assets and liabilities:
Increase in other assets	(3,190)	(3,029)	(1,225)
(Decrease) increase in accounts payable and accrued liabilities	(887)	(938)	540
(Decrease) increase in refundable dealer reserve	(407)	(1,743)	931
Increase (decrease) in income taxes and other liabilities	864	1,245	(4,772)

Net cash provided by operating activities	3,261	7,455	5,803

Investing activities
Net cost of acquiring contract receivables	(60,154)	(104,262)	(137,029)
Repayment of contract receivables	91,909	114,018	106,125
Purchase of equipment and leasehold improvements	(307)	(249)	(1,126)
Decrease (increase) in restricted cash	735	(5,499)	(8,114)

Net cash provided by (used in) investing activities	32,183	4,008	(40,144)

Financing activities
Net (payments) borrowings on the revolving lines of credit	(77,757)	13,362	5,031
Borrowings on automobile receivables - backed notes	127,142	60,225	79,665
Payments on automobile receivables - backed notes	(85,418)	(83,700)	(54,784)
Borrowings on subordinated notes	1,202	1,805	7,153
Payments on subordinated notes	(3,829)	(3,936)	(2,166)
Proceeds from stock options exercised	20	83	25

Net cash (used in) provided by financing activities	(38,640)	(12,161)	34,924

Discontinued operations
Net cash (used) provided by discontinued operations	3,067	(148)	(1,413)

Increase (decrease) in cash and cash equivalents	(129)	(846)	(830)
Cash and cash equivalents at beginning of year	414	1,260	2,090

Cash and cash equivalents at end of year	$285	$414	$1,260

Supplemental disclosures:
Interest paid	$8,151	$13,567	$14,156
Income taxes paid	1,679	1,789	4,712

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies

Organization and business

TFC Enterprises Inc. (“TFCE”) is a holding company with one primary wholly-owned subsidiary, The Finance Company (“TFC”).  TFCE has no significant operations of its own.  TFC specializes in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of new and used automobiles, vans, light trucks, and motorcycles (collectively “vehicles”) on an individual basis (“point-of-sale” purchase).  Based in Norfolk, Virginia, TFC also has six contract production offices throughout the United States in communities with a large concentration of military personnel.

On October 1, 2002, the Board of Directors authorized the Company, as the sole shareholder of First Community Finance, to sell substantially all the assets of First Community Finance.  Accordingly, the Company has classified First Community Finance’s operations as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The assets, liabilities, operating results, and cash flows related to the discontinued operation are presented as a single item in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cashflows.  Future operating results will also be presented as a single line item in the Consolidated Statements of Operations.  See Note 10 to  the Consolidated Financial Statements.

Principles of consolidation

The accompanying financial statements include the accounts of TFCE and its wholly-owned subsidiaries, (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 10, the Company’s subsidiary, First Community Finance, has been accounted for as discontinued operations.  Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

Cash and cash equivalents

Cash and cash equivalents are defined as cash and overnight repurchase agreements, exclusive of restricted cash.

Restricted cash

Restricted cash relates to cash collected on contract receivables which are the collateral for the automobile receivables-backed notes and the cash related to credit enhancement. The restricted cash is used to pay the principal and interest on the automobile receivables-backed notes.

Contract Receivables

Contract receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or valuation accounts and net of any unamortized loan costs and unamortized discounts on purchased loans.

Credit losses

The Company’s primary business involves purchasing installment sales contracts at a discount from the remaining principal balance on both a bulk and point-of-sale basis.  A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied.  The remaining portion, if any, of the discount is recorded as unearned discount and accreted to income as discussed below. Additional amounts necessary to cover estimated future credit losses, if any, are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

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

It is generally the Company’s policy, related to the installment sales contracts purchased by TFC, to charge its nonrefundable reserve and then the allowance for credit losses for all contract receivables which are 180 days past due.  Any amounts collected subsequent to being charged off are restored to the nonrefundable reserve.

The carrying value of repossessed assets is reduced, through charge-off, to the lower of the unpaid contract balance or anticipated liquidation proceeds.

Suspension of Interest – At December 31, 2002 and 2001, the accrual of interest income was suspended on approximately $8.1 million and $11.2 million of contract receivables, respectively.  Foregone interest on these loans amounted to approximately $.14 million and $.21 million at December 31, 2002 and 2001 respectively.

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost, less accumulated depreciation.  Depreciation expense is computed using the straight-line method over each asset’s estimated useful life, generally five to seven years.

Goodwill Accounting Change

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. The Company has determined the impairment of goodwill is $6.8 million and has recorded the impairment as a change in accounting principle.  Among the provisions of FASB Statement Number 142 is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.  Per FAS 142, no amortization expense was recognized in relation to goodwill for the year ended December 31, 2002 compared to $0.8 million for the year ended December 31, 2001.  Additionally,  net income for the year ended December 31, 2002 has been restated to reflect the cumulative effect of change in accounting principle.  The effect of this change in accounting principle for the year ended December 31, 2002 resulted in an increase in accumulated deficit and a decrease in net income of $6.8 million, to a net loss of $4.0 million.

Intangible assets

Intangible assets consist of a purchased dealer list which is being amortized using the straight-line method over a period of 15 years.  The carrying value of the intangible assets is reviewed on an ongoing basis.  If this review indicates that the intangibles will not be fully recoverable, as determined based on estimated undiscounted cash flows generated by the intangible assets over their remaining lives, their carrying values will be reduced to the recoverable amounts using discounted cash flows.  No impairment losses have been recorded for any period presented.

Income taxes

The Company uses the asset and liability method to account for income taxes.  Under the asset and  liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are expected to reverse.

Income recognition

Interest revenue from precomputed contract receivables, simple interest-bearing contract receivables and revenue from insurance commissions are recognized using the interest method.  Loan origination service fees and certain direct costs are capitalized and recognized as an adjustment of the yield of the related loan using the interest method.

The portion of the discount arising from purchases of contract receivables which is not considered to be nonrefundable reserve for credit losses (see discussion above) is recorded as unearned discount.  Unearned discounts are deferred and accreted to income using the interest method over the contractual life of the related receivables. The Company periodically reassesses the amount of contract purchase discount accreted to interest revenue to reflect changes in delinquency and charge-off experience.

Accrual of interest revenue and accretion of unearned discounts continue until contracts are collected in full, become ninety days contractually delinquent, or are charged-off (see discussion above) consistent with practices generally applied by consumer finance companies.

Deferred Financing Costs

External costs incurred to obtain financing are deferred and amortized on the effective interest method over the anticipated term of the borrowing.  Deferred financing costs of $2.8 million and $1.9 million at December 31, 2002 and 2001 are included in other assets.

Derivative Instruments

The Company uses derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility.  The Company’s goal is to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain balance-sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates.  As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value.  The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities.

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

Stock-based compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans.  As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date.  Under the requirements of SFAS No. 123, nonemployee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provision of SFAS No. 123, for the years ended December 31 (in thousands, except per share data):

	Years ended December 31

	2002	2001	2000

Net income (loss) applicable to common stockholders
As reported	$(4,031)	$5,076	$4,068
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(193)	(270)	(475)

Pro forma	$(4,224)	$4,806	$3,593

Net income (loss) per share applicable to common stockholders:
As reported
Basic	$(0.35)	$0.44	$0.36

Diluted	$(0.34)	$0.43	$0.34

Pro forma
Basic	$(0.37)	$0.42	$0.31

Diluted	$(0.35)	$0.40	$0.30

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

Risks and Uncertainties

In its normal course of business, the Company encounters two significant types of risk: economic and regulatory.  There are three components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying contracts receivable.

The determination of the allowance for loan losses is particularly susceptible to significant changes in the economic, environment and market conditions.  Management believes that, as of December 31, 2002, the allowance for loan losses and non-refundable reserves are adequate based on information currently available.  A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.

The Company’s business is subject to regulation and licensing under various federal, state and local statutes and regulations.  Most states where the Company operates limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of the contracts that the Company purchases and define the Company’s rights to repossess and sell collateral.  An adverse change in those laws or regulations could have a material adverse effect on the Company’s profitability by, among other things, limiting the states in which the Company may operate or the interest rate that may be charged on installment contracts or restricting the Company’s ability to realize the value of any collateral securing contracts.  The Company is not aware of any materially adverse legislation currently pending in any jurisdiction where it currently transacts business. In June 2001, The Finance Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts.  The facility has an expiration date of January 1, 2004 with an option to extend one year.  The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB).  WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility.  In July 2002, TFC renegotiated the warehouse facility.  Under the amended facility, the line changed from $75 million to $40 million and is set to expire July 1, 2003.

In December 2000, GECC announced that it would no longer participate in the business of financing automobiles or automobile finance companies and renewed the amended revolving line of credit through March 2001.  In March 2001, The Finance Company signed a new agreement with this lender that terminated January 1, 2002.  Pursuant to the new agreement, the credit line declined from $130 million to $100 million at the closing of the securitization on April 2, 2001, declined to $75 million on August 1, 2001, and terminated January 1, 2002.  On December 3, 2001 the credit line was reduced to $50 million and extended through April 1, 2002. In March 2002, the Company signed a new agreement with this lender that terminated January 2, 2003 and reduced the line of credit from $50 million to $40 million on July 1, 2002.  In October 2002, the Company signed an amendment with this lender that terminates on April 1, 2003. On March 31, 2003, GE Capital extended this line until May 31, 2003.

Reclassification of Certain Amounts

Certain balance sheet and income statement amounts for the years ended December 31, 2001 and 2000, have been reclassified, with no effect on retained earnings, to be consistent with the classifications adopted for the year ended December 31, 2002.

New Accounting Standards

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosures” (SFAS 148) which amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods after December 15, 2002.

2.  Contract receivables

The following is a summary of contract receivables at December 31:

(in thousands)	2002	2001

Gross contract receivables	203,760	249,854
Unamortized loan costs	311	369
Less:
Unearned interest revenue	38,448	44,628
Unearned discount	585	4,011
Unearned commissions	516	725
Payments in process	4,856	5,312
Allowance for credit losses	780	194
Nonrefundable reserve	8,665	12,478

Net contract receivables	$150,221	$182,875

The effective rate of interest earned on average net contract receivables assets was 18.31%, 20.15%, and 22.17% for the years ended December 31, 2002, 2001 and 2000 respectively.

At December 31, 2002, contractual maturities of contract receivables were as follows:

(In thousands)

2003	$89,098
2004	61,233
2005	35,944
2006	14,533
2007	2,949
2008	3

Gross contract receivables	$203,760

It has been the Company’s experience that a substantial portion of the portfolio generally is prepaid before contractual maturity dates.  The above tabulation, therefore, should not be regarded as a forecast of future cash collections.

Changes in the allowance for credit losses and nonrefundable reserve were as follows:

(in thousands)	2002	2001

Beginning balance	$12,672	$22,031
Allocation for credit losses	21,414	27,462
Provision for credit losses	899	756
Charge-off	(32,498)	(43,555)
Recoveries	6,958	5,978

Ending balance	$9,445	$12,672

Included in the allocation for credit losses is $2.7 million, $0.7 million and  $2.2 million for 2002, 2001 and 2000 respectively that was reclassified from unearned discount to non-refundable reserves to absorb charge-offs.

3.  Equipment and leasehold improvements

The following is a summary of equipment and leasehold improvements at December 31:

(in thousands)	2002	2001

Leasehold improvements	$355	$361
Computer equipment and software	3,475	3,226
Furniture and office equipment	2,140	2,245
Automobiles	160	143

Equipment and leasehold improvements	6,130	5,975
Less: accumulated depreciation and amortization	4,622	4,124

Equipment and leasehold improvements, net	$1,508	$1,851

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2002, 2001 and 2000, was $0.6 million, $0.7 million, and $0.8 million, respectively

4.  Goodwill and Intangible asset

The following is a summary of goodwill at December 31:

(in thousands)	2002	2001

Goodwill	$16,265	$16,265
Less: accumulated amortization	(16,265)	(9,488)

Goodwill, net	$—	$6,777

The following is a summary of the intangible asset at December 31:

(in thousands)	2002	2001

Dealer list	$4,172	$4,172
Less: accumulated amortization	(3,493)	(3,245)

Intangible asset, net	$649	$927

5.  Pledged assets and debt

Debt outstanding at December 31 consisted of the following:

(in thousands)	2002	2001

Revolving lines of credit	$19,386	$97,143
Automobile receivables-backed notes	96,780	55,056
Subordinated notes (a)	9,680	12,075
Other term debt	75	302

Total debt	$125,921	$164,576

(a) The subordinated non-convertible notes are net of unamortized discount totaling $0 and $5 thousand at December 31, 2002 and 2001, respectively.

Debt maturity schedule at December 31, 2002:

(in thousands)	2003	2004	2005	Total

Revolving lines of credit (c)	$19,386	$—	$—	$19,386
5.853% ARB Notes (b)	12,640	—	—	12,640
4.23% ARB Notes (b)	20,452	10,529	2,266	33,247
2.95% ARB Notes (b)	27,366	14,370	9,157	50,893
Senior subordinated notes	2,000	2,000	1,000	5,000
Subordinated notes	2,265	520	145	2,930
Debenture	—	1,750	—	1,750
Other term debt	75	—	—	75

Total	$84,184	$29,169	$12,568	$125,921

(b) Maturities are based on a cash flow analysis that incorporates various assumptions tied to the performance of the contracts that collateralize these notes.  Variation from these assumptions could significantly impact the above tabulation.

(c) See note 1 in the financial statements for further discussion.

Revolving lines of credit  (See Note 17)

Pursuant to the amended revolving line of credit agreement dated January 1, 1999, the Company’s primary lender agreed to provide a credit line of $130 million through January 1, 2001. The agreement was extended through January 1, 2002.  The credit line available under the extension: (i) declined to $100 million as of April 2, 2001; (ii) declined to $75 million on August 1, 2001; and (iii) terminated January 1, 2002.  In December 2001, the facility was further extended through April 1, 2002 with an available credit line of $50 million. In March 2002, the Company signed a new agreement with this lender that terminated January 2, 2003.  The credit line available under the new agreement declined from $50 million to $40 million on July 1, 2002. In October 2002, the Company signed an extension through April 1, 2003.  The revolving line of credit is secured by all assets of TFC and is guaranteed by TFCE.  On a daily basis, the Company remits all cash receipts relating to those receivables to the lender.  These daily cash receipts are first applied to accrued interest on the revolving line of credit and the remainder to principal.  Borrowings under the revolving line of credit, totaled $13.3 million and $29.0 million at December 31, 2002 and 2001, respectively.  The advance rate used to determine availability on this line is limited to a percentage of eligible collateral as specified in this amended agreement. Unused availability under this facility totaled $9.3 million and $0.8 million at December 31, 2002 and 2001, respectively, based on collateral in existence at that time. The 1997 amended agreement along with the December 1996 amended agreement granted the lender warrants to purchase a cumulative total of approximately 1.1 million shares of the Company’s common stock at $1 per share over a 5-year period. The expiration of the warrants was subsequently amended to 120 days after the termination of the agreement. The issuance of these warrants was recorded as additional paid-in capital and as a discount to the line of credit. The amount, $0.5 million in 1997 and $0.4 million in 1996 was amortized into interest expense over the term of the 1997 amended agreement.

Interest on the revolving line of credit accrues at a floating rate equivalent to one-month LIBOR plus a borrowing spread and line fees of $0.7 million for 2002 and $0.3 million for 2001.

The borrowing spread on the Company’s primary revolving line of credit was as follows for the years ended December 31, 2002, 2001 and 2000:

Borrowing Spread

January 1, 2000 to July 31, 2001	3.50
August 1, 2001 to June 30, 2002	4.00
July 1, 2002 to December 31, 2002	4.50

The average outstanding balance on the revolving line of credit totaled $27.4 million, $65.2 million, and $90.2 million, respectively, in 2002, 2001, and 2000. The average interest rate paid on the revolving line of credit was 6.06% in 2002, 7.98% in 2001 and 9.89% in 2000. At December 31, 2002, 2001, and 2000 respectively, one-month LIBOR was 1.44%, 2.13% and 6.63% and the total interest rate was 5.94%, 6.13% and 10.13%.

Another line of credit with another lender is secured by certain receivables of PCA and is guaranteed by TFCE.  This $6 million facility was established in December 1999 and renews annually in February.  Borrowings outstanding under this facility totaled $0.2 million and $0.9 million at December 31, 2002 and 2001, respectively.  Interest on the revolving line of credit accrues at a floating rate equivalent to prime on the first day of the month plus 3.25%.  There was no unused availability under this facility in 2002 or 2001.  The average outstanding balance on the PCA revolving line of credit totaled $0.5 million, $1.7 million and $1.2 million with an average interest rate of 8.25%, 10.31% and 12.75% at December 31, 2002, 2001 and 2000, respectively.  At December 31, 2002, 2001 and 2000 the total interest rate was 8.25%, 8.25% and 12.75%.

Warehouse facility (See Note 17)

In June 2001, The Finance Company completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts.  The facility had an expiration date of January 1, 2004 with an option to extend one year.  The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB).  WestLB will assist the Company as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility.In July 2002, The Finance Company renegotiated the warehouse facility.  Under the amended facility the line changed from $75 million to $40 million and is set to expire July 1, 2003.

Borrowings under the revolving line of credit totaled $5.9 million and $67.3 million at December 31, 2002 and 2001 respectively.  The advance rate used to determine availability on this line is limited to a percentage of eligible collateral as specified in the agreement. There was no unused availability under this facility at December 31, 2002.

Interest on the revolving line of credit accrues at a floating rate equivalent to one-month LIBOR plus borrowing spread of 2.50%.  The agreement utilizes monthly interest-rate swaps to convert its variable-rate debt to a fixed-rate debt.  At December 31, 2002 the notional amount of the swap was approximately $5.5 million and the warehouse facility approximated fair value.

The average outstanding balance on the revolving line of credit totaled $28.8 million and $30.1 million in 2002 and 2001, respectively. The average interest rate paid on the revolving line of credit was 4.11% in 2002 and 5.53% in 2001. At December 31, 2002 and 2001, one-month LIBOR was 1.44% and 1.91% and the total interest rate was 3.94% and 4.41%.

Automobile Receivables-Backed Notes

On October 9, 2002, TFC completed a debt financing consisting of $62.6 million of Automobile Receivables-Backed Notes, Series 2002-2. The notes were sold in a private placement to a qualified institutional buyer.  The notes were issued through TFC’s wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation VI (“TRC VI”), and are rated “AA” by Standard & Poor’s Ratings Services.  The notes are collateralized by the assets of TRC VI.  Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Asset Guaranty Insurance Company.

Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables.  At the time of issuance, the notes had an expected average life of 1.20 years and a final maturity of March 2008.  Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $9.4 million.  As of December 31, 2002 the outstanding principal balance on the notes was $50.9 million.

On March 19, 2002 TFC completed a debt financing consisting of $64.6 million of Automobile Receivables-Backed Notes, Series 2002-1. The notes were sold in a private placement to a qualified institutional buyer.  The notes were issued through TFC’s wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation V (“TRC V”), and are rated “AA” by Standard & Poor’s Ratings Services.  The notes are collateralized by the assets of TRC V.  Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Asset Guaranty Insurance Company.

Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables.  At the time of issuance, the notes had an expected average life of 1.08 years and a final maturity of August 2007.  Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $9.7 million.  As of December 31, 2002 the outstanding principal balance on the notes was $33.2 million.

On April 2, 2001, TFC completed a debt financing consisting of $60.2 million of Automobile Receivables-Backed Notes, Series 2001-1. The notes were sold in a private placement to a qualified institutional buyer.  The notes were issued through TFC’s wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation IV (“TRC IV”), and are rated “AA” by Standard & Poor’s Ratings Services.  The notes are collateralized by the assets of TRC IV.  Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Asset Guaranty Insurance Company.

Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables.  At the time of issuance, the notes had an expected average life of 1.3 years and a final maturity of April 2007.  Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $9.0 million.  As of December 31, 2002 and 2001 the outstanding principal balance on the notes was $12.6 million and $34.5 million, respectively.

On September 26, 2000, TFC completed a debt financing consisting of $81.0 million of Automobile Receivables-Backed Notes, Series 2000-1. The notes were sold in a private placement to a qualified institutional buyer.  The notes were issued through TFC’s wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation III (“TRC III”), and are rated “AAA” by Standard & Poor’s Ratings Services and Moody’s Investors Service.  The notes are collateralized by the assets of TRC III.  Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Financial Security Assurance Inc.

Principal and interest payments on the notes are made monthly based on cash collections relating to the collateral pool of contract receivables.  At the time of issuance, the notes had an expected average life of 1.1 years and a final maturity of March 2005.  Subject to certain conditions, the notes may be redeemed in whole, but not in part, when the outstanding principal balance of the notes is equal to or less than $12.2 million.  The notes were redeemed in June 2002.  The principal balance of the notes was $20.6 million at December 31, 2001.

On December 3, 1999, TFC completed a debt financing consisting of $65.2 million of Automobile Receivables-Backed Notes, Series 1999-A.  The notes were sold in a private placement to qualified institutional buyers.  The notes were issued through TFC’s wholly-owned, bankruptcy remote, receivables subsidiary, TFC Receivables Corporation 2 (“TRC2”), and are rated “AA” by Standard & Poor’s Ratings Services.  The notes are collateralized by the assets of TRC2.  Principal and interest payments under the notes are guaranteed pursuant to a financial guaranty insurance policy issued by Asset Guaranty Insurance Company.

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

The terms of the various agreements supporting the issuance of the Automobile Receivables-Backed Notes require TRC2, TRC III, TRC IV, TRC V and TRC VI to operate within certain delinquency and credit loss parameters with respect to the collateral pool and requires TFC to maintain a minimum net worth.  As of December 31, 2002, TRC2, TRC III, TRC IV, TRC V and TRC VI were in compliance with the provisions of the agreements. TFC is responsible for the administration and collection of TRC2’s, TRC III’s, TRC IV’s, TRC V’s and TRC VI’s receivables.

Subordinated debt

10.48% Subordinated Notes, due 2002

In June 1995, the Company issued $10.0 million of unsecured subordinated notes due. The interest rate is 10.48% and is payable semi-annually. The notes may be prepaid subject to a prepayment penalty. Principal payments of $2 million were due annually with the final payment made in June 2002.  The principal balance as of December 31, 2001 was $2 million.

13.25% Subordinated Notes, due 2005

In August 2000, the Company issued $5.0 million of unsecured subordinated notes.  The interest rate is 13.25% and interest is payable monthly. The notes may be prepaid subject to a prepayment penalty.  Principal payments of $0.1 million are due monthly beginning June 2002 with the final payment due June 2005.  In December 2001, based on the prepayment penalty, the Company was required to start making the monthly principal payments.  Therefore, the final payment will be November 2004. In March 2002, the Company amended the agreement and principal payments of $0.2 million are due monthly beginning January 2003 with the final payment due June 2005.  The principal balance as of December 31, 2002 and 2001 was $5.0 million and $4.9 million, respectively.

15% Subordinated Notes, due 2002-2005

From July 1998 to December 2002, the Company issued $2.3 million of unsecured subordinated debt due three years from origination.  These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company.  The unsecured notes bear interest at 15% per year.  Members of the Board of Directors, Executive Officers, and certain relatives have purchased $0.9 million of these notes.  The principal balance as of December 31, 2002 and 2001 was $1.0 million and $2.2 million, respectively.

12% Subordinated Notes, due 2003

From July 2000 to December 2002, the Company issued $1.7 million of unsecured subordinated debt due six months from origination. These notes were offered pursuant to a private placement to a limited number of prospective investors, including but not limited to, the Board of Directors, officers and certain existing shareholders of the Company. The unsecured notes bear interest at 12% per year.  Members of the Board of Directors and Executive Officers have purchased $1.7 million of these notes.  The principal balance as of December 31, 2002 and 2001 was $1.6 million and $1.0 million, respectively.

10% Demand Notes
Interest payable on the 15% and 12% demand notes can be rolled into a 10% demand note. The principal balance as of December 31, 2002 and 2001 was $0.3 million and $0.2 million, respectively.

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

Subordinated Note, due 2004

The Company issued $0.7 million in December 2000 and $1.0 million in January 2001 unsecured subordinated debt to an affiliate of an U.S. based insurance company that is a major provider of credit insurance products to the industry.  The debt matures in January 2004 with interest adjusted quarterly and payable quarterly at 1% over prime.  The weighted-average interest rate was 8.00%, 8.50% and 10.50% for 2002, 2001, and 2000 respectively.  The principal balance as of December 31, 2002 and 2001 was $1.8 million, respectively.

The revolving lines of credit agreements and the Senior Subordinated Note agreements provide for certain covenants and restrictions regarding, among other things, minimum net worth and interest coverage, maximum debt to equity ratio, maximum delinquency and charge-off and minimum reserve requirements.

Dividend restrictions

The Company did not declare dividends on its common stock during the years ended December 31, 2002, 2001, and 2000, nor does it anticipate paying cash dividends in the foreseeable future. If and when the Company decides to declare cash dividends, the amount would be limited by certain provisions of the Company’s various credit agreements. Additionally, the various credit agreements provide restrictions on TFC’s and its subsidiaries ability to transfer funds to TFCE in the form of dividends.

6.  Income taxes

Significant components of deferred tax assets and liabilities were as follows as of December 31:

(in thousands)	2002	2001

Deferred tax assets:
Excess of book nonrefundable reserve over tax	$5,156	$6,564
Temporary difference relating to employee benefits	84	90
Contingent interest	129	228
Other	196	275

Total deferred tax assets	5,565	7,157

Deferred tax liabilities:
Recognition of unearned discount income for book purposes in advance of tax recognition	10,207	12,289
Temporary differences relating to intangible assets	246	352
Excess of tax over book depreciation	104	147

Total deferred tax liabilities	10,557	12,788

Net deferred tax liabilities	$(4,992)	$(5,631)

The following is a summary of the income tax provision for the years ended December 31:

(in thousands)	2002	2001	2000

Current provision:
Federal	$2,095	$1,301	$98
State	386	282	19

	2,481	1,583	117

Deferred provision (credit):
Federal	(512)	1,553	2,364
State	(127)	291	443

	(639)	1,844	2,807

Total	$1,842	$3,427	$2,924

The differences between income taxes computed at the statutory Federal rate and actual amounts were as follows for the years ended December 31:

(in thousands)	2002	2001	2000

Computed at statutory Federal rate	$1,604	$2,728	$2,276
State taxes, net of Federal tax benefit	216	390	344
Amortization of intangible assets	9	280	276
Other items	13	29	28

Computed at effective rate	$1,842	$3,427	$2,924

In 1993, contingent interest on the Company’s convertible notes was considered deductible for Federal income tax purposes but was treated as non-deductible for income tax expense on the Company’s financial statements. The Company is continuing to challenge the IRS regarding the deductibility of the contingent interest.  To the extent that the contingent interest on convertible notes is ultimately determined to be deductible for Federal income tax purposes, the benefit, which totals $1.7 million, will be recognized in the period that the determination is made.

7.  Employee benefit plan

The Company has a defined contribution savings plan covering all permanent employees working 20 or more hours per week and with more than one year of service.  Under the terms of the plan, the Company matches 50% of employees’ contributions up to 10% of each employee’s earnings as defined.  In addition, employees have the option of contributing additional amounts.  The Company’s plan expense for 2002, 2001, and 2000 was $0.2 million.

8. Stock Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows for employees to purchase common stock to be granted to employees, including eligible officers, of the Company.   A total of 530,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan.

The Company periodically grants options to certain eligible employees under this plan.  These stock options are fully vested at the date of grant.   Approximately, 6,100 options and 15,000 options were exercised in 2002 and 2001, respectively.  As of December 31, 2002, there are no outstanding unexercised options.

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

Long-term Incentive Plan

The Company has established the 1995 Long-Term Incentive Plan (“Incentive Plan”), which provides incentive stock options, non-qualified stock options and restricted stock for certain executives of the Company.  The options generally vest over a period of five years.  A total of 1.5 million shares of common stock have been reserved for issuance under the Incentive Plan. On June 1, 1998, 104,679 options granted in 1995 were canceled and reissued at an exercise price equal to the then fair market value of the Company’s common stock of  $2.94 with vesting beginning January 1, 1999 over five years.  The remaining options granted in 1995 at an exercise price of $11.50 expired on December 31, 1999.  On June 1, 1998, 483,750 options were granted to certain employees at an exercise price equal to the then fair market value of the Company’s common stock of $2.94, with vesting beginning January 1, 1999 over five years.  Approximately, 10,000 and 70,000 options were exercised in 2002 and 2001, respectively. All outstanding options generally expire five years from the vesting date.

As disclosed on Note 1, pro forma information regarding net income and earnings per share is required by FAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of FAS No. 123.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.3% to 6%; price volatility of 64% to 70%; no dividends during the expected life and a weighted-average expected life of the options of 5.0 years.

8.  Stock Plans (continued)

A summary of the activity for the Company’s stock options with exercise prices equal to the grant-date market value for the three years ended December 31 was as follows:

	2002		2001		2000

	Shares under Option (In 000s)	Weighted Average Exercise Price	Shares under Option (In 000s)	Weighted Average Exercise Price	Shares under Option (In 000s)	Weighted Average Exercise Price

Outstanding at beginning of year	1,013	$2.58	1,204	$2.74	883	$2.55
Granted	15	1.58	18	1.74	410	3.04
Exercised	(10)	1.25	(70)	.96	(3)	2.94
Forfeited and expired	(161)	2.89	(139)	2.42	(86)	2.48

Outstanding at end of year	857	$2.52	1,013	$2.58	1,204	$2.74

Exercisable at end of year	627	$2.29	614	$2.27	567	$2.15

Weighted-average fair value of options granted during the year		$0.94		$1.07		$1.90

For stock options outstanding at December 31, 2002, the range of exercise prices were $1.25 to $3.13 and the weighted-average remaining contractual life was 5 years.

9.  Earnings per share

Earnings per share for the years ended December 31 were as follows:

(in thousands, except per share amounts)	2002	2001	2000

Numerator:
Net income from continuing operations	$2,872	$4,597	$3,769
Income (loss) from discontinued operations, net of taxes	(126)	479	299
Cumulative effect of change in accounting principle	(6,777)	—	—

Net income (loss)	$(4,031)	$5,076	$4,068

Denominator for basic earnings per share-weighted-average shares	11,540	11,463	11,442
Effect of dilutive securities:
Employee stock options	23	62	141
Warrants	411	411	535

Dilutive potential common shares	434	473	676

Denominator for diluted earnings per share	11,974	11,936	12,118

Net income per common share from continuing operations
Basic earnings per share	$0.25	$0.40	$0.33

Diluted earnings per share	$0.24	$0.39	$0.31

Discontinued operations per common share
Basic earnings per share	$(0.01)	$0.04	$0.03

Diluted earnings per share	$(0.01)	$0.04	$0.03

Cumulative effect of change in accounting principle
Basic earnings per share	$(0.59)	$—	$—

Diluted earnings per share	$(0.57)	$—	$—

Net income (loss) per common share
Basic earnings per share	$(0.35)	$0.44	$0.36

Diluted earnings per share	$(0.34)	$0.43	$0.34

10.  Discontinued Operations

The disposition of the consumer finance segment represents discontinued operations under Statement of Financial Accounting Standards Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of First Community Finance have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144) which the Company adopted on January 1, 2002, net income and gain/loss on disposition of FCF are reflected in the consolidated statements of income and cash flows as discontinued operations. In accordance with SFAS 144, the 2001 and 2000 financial statements have been restated to classify the operations of FCF as discontinued operations.

The following summarizes the results of discontinued operations:

(in thousands)	2002	2001	2000

Consumer finance receivables	$1,415	$28,616	$26,876

Interest and other finance revenue on contract receivables	5,317	6,322	5,309

Pretax income from operations	70	714	418
Income tax expense	(28)	(235)	(119)
Loss on sale of assets (net of income tax benefit of $103)	(168)	—	—

Income from discontinued operations	$(126)	$479	$299

First Community Finance

On October 1, 2002, the Board of Directors authorized the Company, as the sole shareholder of First Community Finance, to sell substantially all the assets of First Community Finance.  On November 4, 2002, the Company sold the majority of its consumer finance receivables to an unrelated third party, “buyer”, for approximately $21 million.  Pursuant to the terms of the transaction, the buyer offered employment to the majority of First Community Finance’s employees and assumed all of the leases relating to the branch locations.  Total net proceeds were paid on the closing date in cash.

Pursuant to the terms of the transaction, the Company has retained approximately $3.8 million in consumer finance receivables.  The Company has stopped originating loans through First Community Finance and is currently attempting to collect the remaining receivables.

11.  Commitments

The Company conducts its business in leased facilities with original terms of one to eleven years with renewal options for additional periods.  These leases are classified as operating leases.  Certain equipment, including automobiles, are leased for original terms of one to five years and are classified as operating leases.  Options to purchase are also included in certain equipment lease agreements.  Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $0.8 million, $0.8 million and $1.0 million, respectively.

Future minimum annual lease payments for property and equipment under lease at December 31, 2002 were as follows:

(In thousands)

2003	654
2004	513
2005	494
2006	203

Total	$1,864

The Company is party to several legal actions which are ordinary, routine litigation incidental to its business.  The Company believes that none of those actions, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

12.  Financial instruments with off-balance-sheet risk and concentrations of credit risks

In its normal course of business, the Company engages in consumer lending activities with a significant number of consumers (obligors) throughout the United States. The maximum risk of accounting loss from these on- balance-sheet financial instruments with these counterparties, assuming all collateral is deemed worthless, is represented by their respective balance sheet amounts.

At December 31, 2002 approximately 66% of the Company’s contract receivables portfolio is related to obligors who bought vehicles from dealers in California (22%), Texas (20%), Virginia (15%), and Georgia (9%).  Although the Company’s contract receivables portfolio includes consumers living throughout the United States, a substantial portion of the obligors’ ability to honor their obligations to the Company may be dependent on economic conditions in these states.

13.  Estimated fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (FAS No. 107) requires the disclosure of the estimated fair value of on- and off-balance-sheet financial instruments.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments at December 31, 2002 and 2001:

Short-term financial instruments

The carrying amounts reported on the Company’s balance sheet generally approximate fair value for financial instruments that mature in 90 days or less, with no significant change in credit risk.  The carrying amounts approximate fair value for cash and cash equivalents, restricted cash and certain other assets and liabilities.  Financial instruments included in other assets and liabilities primarily include trade accounts receivable and payable.

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

The estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 were as follows (in thousands):

	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$285	$285	$414	$414
Restricted cash	22,441	22,441	23,176	23,176
Net contract receivables	150,221	130,053	182,875	158,399
Other assets	769	769	429	429
Financial liabilities:
Revolving lines of credit	$19,386	$19,386	$97,143	$97,143
Automobile receivables-backed notes	96,780	96,780	55,056	55,056
Subordinated notes	9,680	8,406	12,075	10,017
Other term debt	75	75	302	302
Other liabilities	694	694	1,340	1,340

14.  Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

Due to the sale of substantially all the assets of First Community Finance, the Company redefined its segments.  Previously, the Company operated with two business segments.  Through TFC, the auto finance segment, the Company is engaged in purchasing and servicing installment sales contracts originated by automobile and motorcycle dealers involved in the sale of used automobiles, vans, light trucks, and new and used motorcycles (collectively “vehicles”) throughout the United States. This segment consists of two business units (i) point-of-sale which contracts are acquired on an individual basis from dealers after the Company has reviewed and approved the purchasers credit application and (ii) bulk which contracts were acquired through the purchase of dealer portfolios. Through FCF, the consumer finance segment, the Company was involved in the direct origination and servicing of small consumer loans through a branch network in Virginia and North Carolina.  The Company’s operations are now classified into one segment.

15.  Bankruptcy remote subsidiaries

TFC Receivables Corporation 2, III, IV, V and VI are wholly-owned bankruptcy remote subsidiaries of TFC that were formed to facilitate certain asset-backed financing transactions requiring bankruptcy remote structure.  Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates.  These subsidiaries have issued $333.6 million of automobile receivables-backed notes of which $96.8 is outstanding at December 31, 2002.  Proceeds from the issuances were used to purchase certain assets from the Company, which collateralize the notes.  At December 31, 2002, these subsidiaries had total assets of $152.4 million, of which $127.8 million represented net contract receivables, $22.4 million represented restricted cash and $2.6 million represented other assets which primarily included deferred charges.  All of the assets of these subsidiaries have been pledged as collateral on the automobile receivables-backed notes.  None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.  The automobile receivables-backed notes are further discussed in Note 5 of the Notes to Consolidated Financial Statements.

In June 2001, TFC completed a $75 million warehouse facility for the interim financing of motor vehicle retail installment contracts.  The facility has an expiration date of January 1, 2004 with an option to extend one year.  The transaction was completed with Westside Funding Corporation, a special purpose funding vehicle administered by Westdeutsche Landesbank Girozentrale, New York Branch (WestLB).  WestLB will assist TFC as placement agent for structuring Securitization Transactions from the related collateral in the warehouse facility.TFC Warehouse Corporation I is the wholly-owned bankruptcy remote subsidiary of TFC that was formed to facilitate the asset-backed financing transactions requiring bankruptcy remote structure. In July 2002, TFC renegotiated the warehouse facility.  Under the amended facility the line changed from $75 million to $40 million and is set to expire July 1, 2003.The transaction is further discussed in Note 5 of the Notes to Consolidated Financial Statements.

16.  Selected Quarterly Financial Data (Unaudited)

Per Note 10, the Company disposed of the consumer finance segment.  The following table discloses selected quarterly financial data as previously filed with the Securities Exchange Commission before restating for discontinued operations:

	2002				2001

(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Statements of operations:
Net interest revenue	$5,583	$6,251	$6,378	$6,899	$7,143	$8,045	$8,447	$8,725
Provision for credit losses (1)	843	582	611	568	1,033	332	324	198
Other revenue	58	322	360	436	393	493	571	486
Operating expense	4,702	4,510	4,935	5,069	5,570	5,483	5,849	6,776

Net income before cumulative effect of change in accounting principle	$53	$910	$743	$1,040	$493	$1,604	$1,679	$1,300

Cumulative effect of change in accounting principle	—	—	—	(6,777)	—	—	—	—
Net (loss) income	$53	$910	$743	$(5,737)	$493	$1,604	$1,679	$1,300

Net income per basic common share income before cumulative effect of change in accounting principle (2)	$0.00	$0.08	$0.06	$0.09	$0.04	$0.14	$0.15	$0.11

Net income per diluted common share income before cumulative effect of change in accounting principle (2)	$0.00	$0.08	$0.06	$0.09	$0.04	$0.13	$0.14	$0.11

Cumulative effect of change in accounting principle per basic common share(2)	—	—	—	$(0.59)	—	—	—	—

Cumulative effect of change in accounting principle per diluted common share(2)	—	—	—	$(0.57)	—	—	—	—

Net (loss) income per basic common share (2)	$0.00	$0.08	$0.06	$(0.50)	$0.04	$0.14	$0.15	$0.11

Net (loss) income per diluted common share (2)	$0.00	$0.08	$0.06	$(0.48)	$0.04	$0.13	$0.14	$0.11

(1)     In the fourth quarter of 2001, a $0.6 million provision was recorded for PC Acceptance.com to cover the remaining expected losses.

(2)     There may be a discrepancy in YTD net income per share due to rounding.

The following table restates the selected quarterly financial data disclosing the consumer finance segment as discontinued operations:

	2002				2001

(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Statements of operations:
Net interest revenue	$4,968	$4,957	$5,091	$5,631	$5,828	$6,783	$7,285	$7,673
Provision for credit losses (1)	615	107	132	45	634	39	44	39
Other revenue	288	227	276	319	285	374	458	375
Operating expense	4,123	3,725	4,066	4,230	4,723	4,651	5,010	5,897

Net income from continuing operations	$313	$824	$721	$1,014	$374	$1,436	$1,573	$1,214

Income (loss) from discontinued operations, net of taxes	(260)	86	22	26	119	168	106	86
Cumulative effect of change in accounting principle	—	—	—	(6,777)	—	—	—	—
Net income (loss)	$53	$910	$743	$(5,737)	$493	$1,604	$1,679	$1,300

Net income per basic common share income from continuing operations (2)	$0.02	$0.07	$0.06	$0.09	$0.03	$0.13	$0.14	$0.10

Net income per diluted common share income from continuing operations (2)	$0.02	$0.07	$0.06	$0.09	$0.03	$0.12	$0.13	$0.10

Discontinued operations per basic common share (2)	$(0.02)	$0.01	—	—	$0.01	$0.01	$0.01	$0.01

Discontinued operations per diluted common share (2)	$(0.02)	$0.01	—	—	$0.01	$0.01	$0.01	$0.01

Cumulative effect of change in accounting principle per basic common share (2)	—	—	—	$(0.59)	—	—	—	—

Cumulative effect of change in accounting principle per diluted common share (2)	—	—	—	$(0.57)	—	—	—	—

Net income (loss) per basic common share (2)	$0.00	$0.08	$0.06	$(0.50)	$0.04	$0.14	$0.15	$0.11

Net income (loss) per diluted common share (2)	$0.00	$0.08	$0.06	$(0.48)	$0.04	$0.13	$0.14	$0.11

(1)     In the fourth quarter of 2001, a $0.6 million provision was recorded for PC Acceptance.com to cover the remaining expected losses.

(2)     There may be a discrepancy in YTD net income per share due to rounding.

17.           Going Concern/Subsequent Event

As discussed in Note 5 to the financial statements, TFC’s principal sources of borrowing are (i) a revolving line of credit (the “GE Facility") in the maximum amount of $40 million, guaranteed by the Company, TFC Enterprises, Inc., with General Electric Capital Corporation (“GE Capital”) and (ii) a revolving line of credit (the “Westside Facility") in the maximum amount of $40 million, with Westside Funding Corporation, a special purpose funding vehicle administered by WestLB.  The GE Facility is scheduled to terminate on April 1, 2003.   The Westside Facility is scheduled to expire on July 1, 2003 and requires TFC to have in place a $40 million revolving credit facility at all times.  As of the date of this report, TFC has not replaced the GE Facility and has no material prospects available to replace the facility.  In no event will TFC be able to replace the GE Facility by April 1, 2003, thus becoming in default of the Westside Facility on April 1, 2003.  Because of the uncertainties resulting in the Company not having replaced its credit facilities to comply with the Westside Facility, the Company has received a going concern explanatory paragraph in the audit report of its auditors, which is an additional default provision in the agreement.  Accordingly, absent the waivers discussed in the next paragraph, both the GE Facility and the Westside Funding facility would go into default on April 1, 2003.  These defaults will cause the Company’s three securitization subsidiaries to also go into default under their terms as well.

As mentioned above, GE Capital and Westside Funding have waived certain default under each of these facilities, as have the insurers of the three securitizations, premised on the closing of the recently announced CPS Merger.  Should this Merger not close, the Company will be forced to attempt to negotiate additional waivers and extensions with its existing lenders, and attempt to find alternative financing sources, and consider the possibility of seeking protection under state and federal bankruptcy laws.

          On March 31, 2003 the Company entered into an Agreement and Plan of Merger with Consumer Portfolio Services, Inc. (the “CPS Merger”).  On March 31, 2003, the Company signed an agreement with GE to extend the line of credit to May 31, 2003 and agreed to pay GE $166,667 to repurchase all Company warrants held by GE.  The relevant parties to the Westside Facility and the three securitizations also waived any defaults under their respective facilities contingent on the closing of the CPS Merger.  The Company expects the CPS Merger to be completed on or before May 31, 2003 and plans to continue operations as normal until the closing of the merger.  If the merger does not close, the Company will be forced to attempt to find alternative financing sources, presumably after seeking protection under state and federal bankruptcy laws.

PART III

The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein, as set forth below, by reference to our definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”), to be filed within 120 days after the end of the last fiscal year, in accordance with General Instruction G(3) of Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

Information relating to directors of TFC Enterprises, Inc. and compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2002 Proxy Statement and is incorporated herein by reference.  Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of TFC Enterprises, Inc. is set forth under the caption entitled “Executive Officers of the Company” in Part I, Item 1, of this Form 10-K.

Item 11.	Executive Compensation

Information regarding compensation of officers and directors of TFC Enterprises, Inc. is set forth in the section entitled “Executive Compensation” in our 2003 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of certain of TFC Enterprises, Inc.’s securities is set forth in the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our 2003 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationship and Related Transactions

Information regarding certain relationships and related transactions with TFC Enterprises, Inc. is set forth in the section entitled “Certain Relationships and Related Transactions” in our 2003 Proxy Statement and is incorporated herein by reference.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements

The following consolidated financial statements and the Auditors’ Reports thereon, are included in Part II, Item 8 of this report.

Report of McGladrey & Pullen LLP, Independent Auditors

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

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

(b)	Reports on Form 8-K (filed during the fourth quarter of 2002):

On October 4, 2002, the Company filed a Current Report on Form 8-K dated September 17, 2002 to report, under Item 5, the following:

In September, 2002 The Finance Company, a wholly-owned subsidiary of the Company, adjusted the terms of its employment agreements with Ronald Tray, Delma Ambrose, Richard Lieberman, and Pat Piccola to update the final year of the term of each agreement, as did First Community Finance, Inc. (“First Community”), a wholly-owned subsidiary of the Company, with the employment agreement with G. Kent Brooks. These agreements provide for their continued employment upon a change of control of the Company. In addition, the Ambrose agreement was changed to reflect her promotion to Executive Vice President and the appropriate salary adjustments.

(c)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a) (3) above is submitted as a separate section of this report.

(d)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFC ENTERPRISES, INC.

	By:	/s/ ROBERT S. RALEY, JR.

Robert S. Raley, Jr. Chairman of the Board, and Chief Executive Officer

Dated: March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT S. RALEY, JR.	Chairman of the Board, Director and Chief Executive Officer	March 31, 2003

Robert S. Raley, Jr.

/s/ WALTER S. BOONE, JR.	Director	March 31, 2003

Walter S. Boone, Jr.

/s/ DOUGLAS B. BYWATER	Director	March 31, 2003

Douglas B. Bywater

/s/ ANDREW M. OCKERSHAUSEN	Director	March 31, 2003

Andrew M. Ockershausen

/s/ PHILLIP R. SMILEY	Director	March 31, 2003

Phillip R. Smiley

/s/ LINWOOD R. WATSON	Director	March 31, 2003

Linwood R. Watson

/s/ RONALD G. TRAY	Director and President	March 31, 2003

Ronald G. Tray

TFC Enterprises, Inc.
CERTIFICATIONS

I, Robert S. Raley, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of TFC Enterprises, Inc.;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ ROBERT S. RALEY, JR.

Robert S. Raley, Jr.
Chairman, Chief Executive Officer and Director

TFC Enterprises, Inc.
CERTIFICATIONS

I, Ronald G. Tray, certify that:

1. I have reviewed this annual report on Form 10-K of TFC Enterprises, Inc.;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ RONALD G. TRAY

Ronald G. Tray President

TFC Enterprises, Inc.
CERTIFICATIONS

I, Denise L. Newlon, certify that:

1. I have reviewed this annual report on Form 10-K of TFC Enterprises, Inc.;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ DENISE L. NEWLON

Denise L. Newlon Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of TFC Enterprises, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

3.2

Amended and Restated Bylaws of TFC Enterprises, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

3.3

Second Amendment to Amended and Restated Bylaws of TFC Enterprises, Inc. regarding the number of directors comprising the Board of TFC Enterprises, Inc.  (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-22910, previously filed with the Commission.)

4

Form of Common Stock Certificate of the TFC Enterprises, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

(a) 10.1

Employment Agreement between The Finance Company and Robert S. Raley, Jr. dated February 28, 2003.  (Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, Commission File No. 33-70638, previously filed with the Commission on March 4, 2003.)

(a) 10.2

The Finance Company 401(k) Savings Plan dated May 1, 1991, and Amendment No. 1 dated August 1, 1993.  (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

(a) 10.3

TFCEI Employee Stock Purchase Plan dated December 20, 1993.  (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

(a) 10.4

TFC Enterprises, Inc. 1995 Long-Term Incentive Plan.  (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)

10.5

Forms of Junior Subordinated Promissory Notes.  (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Commission File No. 33-70638, previously filed with the Commission on October 21, 1993.)

10.6

Office Lease dated June 1, 1995, by and between AFW No. 39 Corporation and The Finance Company.  (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-22910, previously filed with the Commission.)

10.7

TFC Enterprises, Inc. Warrant to Purchase Common Stock dated December 20, 1996.  (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

10.8

Allonge to Warrant to Purchase Common Stock dated April 4, 1997.  (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

10.9

TFC Enterprises, Inc. Warrant to Purchase Common Stock dated April 4, 1997.  (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

10.10

Amended and Restated Registration Rights dated April 4, 1997 between TFC Enterprises, Inc. and General Electric Capital Corporation.  (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 0-22910, previously filed with the Commission.)

Exhibit No.	Description

10.11

Loan and Security Agreement between PC Acceptance Corporation (name subsequently changed to PC Acceptance.com, Inc.) and Sterling National Bank.  (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 31, 2000, Commission File No. 0-22910, previously filed with the Commission).

10.12

Note purchase agreement between The Finance Company and N M Rothschild & Sons Limited dated August 24, 2000.  (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-22910, previously filed with the Commission.)

10.13	Senior Subordinated Debenture between First Community Finance and Lyndon Life Insurance Company dated December 14, 2000.

10.14	Senior Subordinated Debenture between The Finance Company and Lyndon Life Insurance Company dated December 14, 2000.

10.15	Senior Subordinated Debenture between The Finance Company and Live Oak Investment Company, LLC dated January 12, 2001.

10.16	Amended And Restated Motor Vehicle Installment Contract Loan And Security Agreement between THE Finance Company and General Electric Capital Corporation dated March 31, 2001.

10.17	Amendment No. 1 to Amended And Restated Motor Vehicle Installment Contract Loan And Security Agreement between THE Finance Company and General Electric Capital Corporation dated June , 27, 2001.

10.18	Amendment No. 2 to Amended and Restated Motor Vehicle Installment Contract and Security agreement dated September 29, 2001 between The Finance Company and General Electric Capital Corporation.

10.19	Purchase Agreement between The Finance Company and TFC Receivables Corporation IV dated March 30, 2001.

10.20

Sale and Servicing Agreement among Asset Guaranty Insurance Company, The Finance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.

10.21	Indenture among Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2001-1 dated March 30, 2001.

10.22

Insurance and Indemnity Agreement among The Finance Company, Asset Guaranty Insurance Company, TFC Automobile Receivables Trust 2001-1, TFC Receivables Corporation IV, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated March 30, 2001.

10.23	Purchase Agreement between The Finance Company and TFC Warehouse Corporation I dated June 28, 2001.

10.24

Sale and Servicing Agreement among The Finance Company, TFC Warehouse Corporation I, Wells Fargo Bank Minnesota, National Association, Wells Fargo Financial America, Inc., and Westside Funding Corporation dated June 28, 2001.

10.25	Warehouse and Security Agreement among, Wells Fargo Bank Minnesota, National Association, TFC Warehouse Corporation I, The Finance Company, and Westside Funding Corporation dated June 28, 2001.

10.26	Insurance Agreement among The Finance Company, TFC Warehouse Corporation I, and Royal Indemnity Company dated June 28, 2001.

10.27	Amended And Restated Motor Vehicle Installment Contract Loan And Security Agreement between THE Finance Company and General Electric Capital Corporation.

Exhibit No.	Description

10.28	Amended and Restated Change of Control Agreement with Ronald Tray. This agreement provide for their continued employment upon a change of control of the Company.

10.29	Amended and Restated Change of Control Agreement with Rick Lieberman. This agreement provide for their continued employment upon a change of control of the Company.

10.30	Amended and Restated Change of Control Agreement with Delma Ambrose. This agreement provide for their continued employment upon a change of control of the Company.

(b) 10.31	Amended and Restated Change of Control Agreement with Pat Piccola. This agreement provide for their continued employment upon a change of control of the Company.

(b) 10.32	Amendment No. 3 to Amended and Restated Motor Vehicle Installment Contract and Security agreement dated March 12, 2002 between The Finance Company and General Electric Capital Corporation.

(b) 10.33

Amended and Restated Warehouse and Security Agreement among, Wells Fargo Bank Minnesota, National Association, TFC Warehouse Corporation I, The Finance Company, and Westside Funding Corporation dated March 15, 2002.

10.34	Purchase Agreement between The Finance Company and TFC Receivables Corporation V dated March 19, 2002.

10.35

Sale and Servicing Agreement among Radian Asset Assurance Inc., The Finance Company, TFC Automobile Receivables Trust 2002-1, TFC Receivables Corporation V and Wells Fargo Bank Minnesota, National Association dated March 19, 2002.

10.36	Indenture among Radian Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2002-1 dated March 19, 2002.

10.37

Insurance and Indemnity Agreement among The Finance Company, Radian Asset Assurance Inc., TFC Automobile Receivables Trust 2002-1, TFC Receivables Corporation V, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated March 19, 2002.

(b) 10.38

Amendment No. 1 to, and Waiver with Respect to, Amended and Restated Warehouse and Security Agreement, dated as of July 22, 2002, among Wells Fargo Bank Minnesota, National Association, TFC Warehouse Corporation I, The Finance Company, and Westside Funding Corporation dated July 22, 2002.

(b) 10.39

Amendment No. 2 to, and Waiver With Respect to, Amended and Restated Warehouse and Security Agreement among, Wells Fargo Bank Minnesota, National Association, TFC Warehouse Corporation I, The Finance Company, and Westside Funding Corporation dated August 28, 2002.

(b) 10.40	Amendment No. 4 to Amended and Restated Motor Vehicle Installment Contract and Security agreement dated August 30, 2002 between The Finance Company and General Electric Capital Corporation.

(b) 10.41	Amendment No. 5 to Amended and Restated Motor Vehicle Installment Contract and Security agreement dated October 7, 2002 between The Finance Company and General Electric Capital Corporation.

(b) 10.42	Purchase Agreement between The Finance Company and TFC Receivables Corporation VI dated October 9, 2002.

(b) 10.43

Sale and Servicing Agreement among Radian Asset Assurance Inc., The Finance Company, TFC Automobile Receivables Trust 2002-2, TFC Receivables Corporation VI and Wells Fargo Bank Minnesota, National Association dated October 9, 2002.

(b) 10.44	Indenture among Radian Insurance Company, Wells Fargo Bank Minnesota, National Association and TFC Automobile Receivables Trust 2002-2 dated October 9, 2002.

(b) 10.45

Insurance and Indemnity Agreement among The Finance Company, Radian Asset Assurance Inc., TFC Automobile Receivables Trust 2002-2, TFC Receivables Corporation V, Wells Fargo Financial America Inc., and Wells Fargo Bank Minnesota, National Association dated October 9, 2002.

(b) 10.46	Amendment No. 6 to Amended and Restated Motor Vehicle Installment Contract and Security agreement dated October 18, 2002 between The Finance Company and General Electric Capital Corporation.

(b) 10.47	Amendment No. 7 to Amended and Restated Motor Vehicle Installment Contract and Security agreement dated November 27, 2002 between The Finance Company and General Electric Capital Corporation.

Exhibit No.	Description

(b) 10.48	Amendment No. 8 to Amended and Restated Motor Vehicle Installment Contract and Security agreement dated December 30, 2002 between The Finance Company and General Electric Capital Corporation.

(b) 21	List of subsidiaries of TFC Enterprises, Inc.

(b) 23	Consent of Ernst & Young LLP.

(b) 99.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) 99.2	Financial Statement Schedule I.

(a) Represents a management contract or compensatory plan or arrangement per Item 15(a)3.
(b) Filed herewith.