Form 10-K/A
period 2002-12-31
TFC ENTERPRISES INC
filed 2003-04-30
CIK 913958

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

TFC ENTERPRISES, INC.

2002 FORM 10-K/A

PART III

Directors

The Company’s Certificate of Incorporation provides for the Board of Directors to be divided into three classes, with each class serving a staggered three-year term. The directors for each class are elected at the Annual Meeting of Shareholders held in the year in which the term of such class expires. Directors serve for three years and until their successors are duly elected and qualify. The Company’s bylaws currently provide that the size of the Board is seven persons.

Douglas E. Bywater, 59, has been director of the Company since 1990. Mr. Bywater is a partner in the law firm of Tate & Bywater, Ltd., with whom he has practiced law since 1972. He was also director and General Counsel for the Bank of Vienna. Mr. Bywater is a member of the Executive and Compensation Committees.

Linwood R. Watson, 66, has been a director of the Company since 1993. Mr. Watson has been associated with Thompson, Greenspon & Co., P.C. certified public accountants and management consultants, of Fairfax, Virginia since 1979. Mr. Watson, a certified public accountant since 1965, has been engaged in public accounting since 1974. Mr. Watson is a member of the Audit Committee.

Andrew M. Ockershausen, 74, has been a director of the Company since 1990. Mr. Ockershausen is currently the Director of Business Development for the cable television regional sports network Comcast SportsNet, Washington, D.C. He is a director of the Police Boys/Girls Club and Hero’s Inc., and a past Chairman of the National Association of Broadcasters. From 1987 to 1993, Mr. Ockershausen was Vice President and General Manager of WBSO television in Rockville, Maryland. Mr. Ockershausen is a member of the Compensation Committee.

Walter S. Boone, Jr., 77, was director of the Company from 1984 through 1988 and has been a director since 1990. Mr. Boone has been President of Virginia General Investment, Inc., a private investment firm, since 1978. He was President of Scope Inc., Reston, Virginia, a director of First Virginia Bank and a director of Arlington Mortgage Company. Mr. Boone is a member of the Audit and Executive Committees.

Robert S. Raley, Jr., 66, founded The Finance Company, Inc. (“TFC”) in 1977 and has served as Chairman of the Board from that time until April 1990 and again from May 1990 to the present. Additionally, he served as Chief Executive Officer from 1977 to April 1990, from May 1990 to December 1992 and from August 1996 to the present. Mr. Raley has also served as Chairman of the Board of the Company since inception in 1984 until April 1990 and again from May 1990 to the present and as its Chief Executive Officer from 1984 until April 1990 and again from May 1990 through 1992 and from August 1996 to the present. Mr. Raley has served as Chairman of the Board and Executive Vice President of First Community Finance, Inc. (“FCF”) since inception in 1995. Mr. Raley initially entered the consumer finance industry in 1959. Mr. Raley is a member of the Executive Committee.

Ronald G. Tray, 62, joined TFC as a Vice President and director for Management Information Systems in 1989. Mr. Tray was appointed Chief Operating Officer and Director of TFC in 1996 and then appointed President in 2000. Mr. Tray was appointed Vice President of the Company in 1996, appointed President and Director in 2001 and Chief Financial Officer in April 2001. Prior to joining TFC, Mr. Tray was employed by MTech Corporation, a data processing service bureau for banks, located in Fairfax, Virginia, for approximately 20 years. He served as President of MTech’s Mid-Atlantic Division for the last 2 1/2 years.

Phillip R. Smiley, 65, is retired from Lockheed Martin, where he served as a Field Services Regional Manager, a position for which Mr. Smiley was responsible for computer hardware installation, documentation and maintenance. Mr. Smiley had been employed by Lockheed Martin, and its predecessors, UNISYS and Sperry Corp. in various positions for 25 years. Mr. Smiley has been director of the Company since 1994. Mr. Smiley is a member of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors, officers and persons who beneficially own more than 10% of a registered class of stock of the Company to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the Securities and Exchange Commission (the “Commission”) and the NASDAQ Stock Market. Such persons are also required under the rules and regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and in written representations that no other reports were required, the Company believes that applicable Section 16(a) filing requirements were satisfied for transactions that occurred in 2002.

Executive Officers Who Are Not Directors

Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of TFC Enterprises, Inc. is set forth under the caption entitled “Executive Officers of the Company” in Part I, Item 1, of the Form 10-K.

EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth certain information regarding cash and other compensation earned during the years 2002, 2001, and 2000 by Robert S. Raley, Jr., the Company’s current Chief Executive Officer and the Company’s four most highly compensated other executive officers during 2002, 2001 and 2000 (the “Named Executive Officers”). In addition, all named executives are reimbursed for travel and lodging expenses. The reimbursements are not included in the compensation table.

							Long Term
	Annual Compensation						Compensation
Name and Principal Position	Year	Salary		Bonus(1)		Other Annual Compensation(2)	Securities Underlying Options (#s)(3)	All Other Compensation

Robert S. Raley, Jr., Chairman of the Board, President and Chief Executive Officer of the Company	2002 2001 2000	$300,000 300,000 300,000			$300,000 328,554 300,000	— — —	— — —	$4,451 2,815 274,407	(4)

Ronald G. Tray, President and Assistant Secretary of the Company	2002 2001 2000	$219,800 205,437 191,771			$21,000 36,141 34,235	— — —	— — 100,000	$5,100 3,605 3,877

G. Kent Brooks, President, Chief Executive Officer and Director of FCF	2002 2001 2000	$595,278 125,419 113,344	(5)	$	— 18,382 9,572	— — —	— — 50,000	$4,827 3,161 4,324

Rick S. Lieberman, Executive Vice President And Chief Lending Officer of TFC	2002 2001 2000	$127,445 121,349 115,569			$15,909 27,379 25,936	— — —	— — 50,000	$4,244 3,674 4,142

Delma H. Ambrose, Executive Vice President and Chief Servicing Officer of TFC	2002 2001 2000	$112,790 101,648 96,633	$15,909 27,379 29,684	— — —	— — 50,000	$4,175 3,684 4,422

(1)	Bonuses reported in the table reflect the amount earned by the Named Executive Officer for each year shown. Payment of such bonuses occurred in the year following the year in which such bonuses were earned.

(2)	The dollar value of perquisites and other personal benefits received by each of the Named Executive Officers did not exceed the lesser of either $50,000 or 10% of the total amount of annual salary and bonus reported for any named individual.

(3)	Options granted pursuant to the Company’s 1995 Long-Term Incentive Plan (“Incentive Plan”).

(4)	Includes $269,982 in 2000 related to the revision to the Raley Note. See “Raley Employment Agreement.”

(5)	This amount includes a severance payout related to the sale of the majority of the assets of First Community Finance.

Option Grants in Last Fiscal Year

No options were granted to the Named Executive Officers during the 2002 fiscal year.

Fiscal Year End Options Values

The table below sets forth information concerning the value of stock options held by the Named Executive Officers as of December 31, 2002, all of which were granted pursuant to the Incentive Plan.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The- Money Options at Fiscal Year-End $ (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert S. Raley	200,000	—	$28,000	—
Ronald G. Tray	114,679	70,936	9,900	—
Rick S. Lieberman	52,000	34,400	—	—
Delma H. Ambrose	47,000	33,400	—	—

(1)	The value of in-the-money options at fiscal year end was calculated by determining the difference between the average of the high and low sales prices of $1.58 per share of the Company’s Common Stock on the Nasdaq Stock Market on December 31 the last trading day of the year, and the exercise price of the options.

In December 2002, Ronald G. Tray exercised 10,000 options at a strike price of $1.25.

Raley Employment Agreement

Basic Terms of Employment Agreement

TFC and Robert S. Raley, Jr. entered into an employment agreement (the “Raley Employment Agreement”), commencing January 1, 1993 and, as amended, expiring December 31, 2002, unless terminated earlier in accordance with its provisions. As disclosed below, TFC and Mr. Raley have entered into a new employment agreement effective March 1, 2003. Under the terms of the now terminated Raley Employment Agreement, TFC agreed to pay Mr. Raley (i) a base salary of $50,000 per annum and (ii) a bonus, after deduction of Mr. Raley’s base salary payments, equal to 3% of the consolidated annual net pre-tax income of TFC. The computation of the consolidated annual net pre-tax income of TFC is made without deducting federal or state income taxes or executive bonuses paid by TFC to Mr. Raley or to any other employee. In addition, Mr. Raley is reimbursed for all reasonable business expenses and is furnished with two automobiles for his automobiles for his use, the reasonable expenses for the operation of which are paid by TFC. Further, has agreed to provide Mr. Raley with all other employee benefits that he enjoyed on the date of such agreement or those benefits that TFC may approve for employees generally or for its senior executives.

Notwithstanding the terms of the Raley Employment Agreement, which prior to its recent termination, remained in effect in its original form, the Board passed a resolution modifying the salary and bonus components of his compensation. Under the terms of this resolution Mr. Raley is to receive a base salary of $300,000 per year and a guaranteed bonus of $300,000 to be credited against the bonus payable to Mr. Raley in each year pursuant to the Raley Employment Agreement. In the event the terms of the Raley Employment Agreement result in a bonus in excess of $300,000, Mr. Raley will be paid such excess. However, should the bonus calculation under the Raley Employment Agreement result in a bonus of less than $300,000, then Mr. Raley will not be required to repay any of the $300,000 guaranteed bonus. The salary arrangement is not guaranteed under the Raley Employment Agreement.

In addition to termination upon the occurrence of Mr. Raley’s disability or death, TFC may terminate the Raley Employment Agreement prior to the expiration of its term in the event that: (i) Mr. Raley ceases to serve as the Chairman of TFC’s Board of Directors; (ii) all or substantially all of TFC’s assets are sold to a third party; (iii) more than 50% of the then issued and outstanding stock of TFC or the Company is sold to, or exchanged for equity interests in, any person or entity, which sale or exchange would not constitute a “continuity of interest;” (iv) TFC is involved in a business combination in which it is not the surviving corporation; or (v) TFC is dissolved voluntarily or by operation of law. Further, the Raley Employment Agreement provides that TFC reserves the right to terminate such agreement, without notice for “cause,” as defined therein. The Raley Employment Agreement also includes a covenant not to compete, which continues for as long as Mr. Raley receives payments thereunder.

Effective March 1, 2003, TFC and Mr. Raley terminated his prior employment agreement and the resolutions modifying the salary and bonus components, and entered into a new employment agreement (the “Revised Raley Employment Agreement”). Under this agreement, Mr. Raley is to receive a base salary of $300,000 plus a bonus equal to 1% of the annual net pre-tax income of The Finance Company. In addition, he no longer is the Chief Executive Officer of The Finance Company. The Revised Raley Employment Agreement runs through December 31, 2008.

After entering into the Revised Raley Employment Agreement, TFC entered into the previously disclosed merger agreement with Consumer Portfolio Services, Inc. (“CPS”). At that time, Mr. Raley executed a consulting agreement that provides for the termination of the Revised Raley Employment Agreement effective upon the closing of the merger. Under the consulting agreement, Mr. Raley is required to provide as many as 20 hours service per month for a three year period following the closing for $25,000 per month, plus health insurance benefits.

Bonus Repayment Obligation

Although the Company cannot make a final determination regarding the amount, if any, of the 3% bonus of net pre-tax income of TFC until the end of each year, in 1995 and prior years, TFC made estimated bonus payments to Mr. Raley and other executives throughout the year on a monthly basis. In 1995, these estimated bonus payments to Mr. Raley totaled $354,982. However, because TFC did not have any net pre-tax income in 1995, Mr. Raley was obligated to return to TFC all estimated bonus payments made in 1995. In addition, although Mr. Raley also received $50,000 in base salary during 1995, Mr. Raley elected to repay that amount as well. To fulfill this obligation, Mr. Raley delivered a Promissory Note to TFC dated as of January 1, 1996, in the principal amount of $404,982 (“Raley Note”) and an Excess Compensation Repayment Agreement also dated as of January 1, 1996 (“Raley Repayment Agreement”). Effective July 1999, the Board voted to revise the terms of the Raley Note whereas the balance of the note was reduced monthly on a pro rata basis from July 1999 through December 2000 at which time the obligation was satisfied.

Change of Control Agreements

The Named Executive Officers, excluding Robert S. Raley, Jr., entered into Change of Control agreements with TFC in July 2001. Each agreement terminates on the earlier of (i) the cessation of the employee’s employment with the Company for any reason, or (ii) the Company’s notice of termination of employment, irrespective of the effective date of the termination. The Change of Control agreements of Delma Ambrose and Rick Lieberman were terminated in March 2003 prior to the announcement of the proposed merger with CPS.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s compensation committee was an officer or employee of the Company or any of its subsidiaries during 2002. During 2002, no executive officer of the Company served as a member of the compensation committee of another entity, nor did any executive officer of the Company serve as a director of another entity.

Directors’ Compensation

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

In 2000, the Board of Directors of the Company adopted the Non-Employee Director Stock Option Plan (“Director Plan”), reserving up to 200,000 shares of the Company’s Common Stock for issuance under the Director Plan, which was approved by the shareholders at the 2000 Annual Meeting. Pursuant to the Director Plan, non-employee directors of the Company are eligible to receive non-qualified stock options pursuant to a formula that grants existing non-employee directors and any new non-employee directors an initial grant to purchase 10,000 shares and existing directors 3,000 additional shares on an annual basis on the date of each annual meeting of shareholders at which directors are elected, provided that such director is elected at such annual meeting, commencing with the 2001 annual meeting. All options granted are immediately exercisable. The exercise price of all options granted under the Director’s Plan is the fair market value of the Common Stock at the time of the grant. All options granted under the Director’s Plan expire on the first to occur of: (i) the date the option holder resigns from the Board; (ii) 90 days after an option holder fails to be elected at a meeting of shareholders called for the purpose of electing Board members; (iii) one year following the date the option holder ceases to be a member of the Board because of death or disability; and (iv) five years from the date of grant. An option holder may not sell or dispose of any shares of Common Stock acquired pursuant to the exercise of an option under the plan until at least six months have elapsed from the date of grant. As of December 31, 2002, options to purchase up to 80,000 shares of Common Stock were outstanding under the Director Plan.

Limitation on Deductibility of Certain Compensation for Federal Income Tax Purposes

Section 162(m) of the Internal Revenue Code (“162(m)”) precludes the Company from taking a deduction for compensation in excess of $1,000,000 for the Chief Executive Officer or any of its four other highest paid officers. Certain performance-based compensation, however, is specifically exempt from the deduction limit. In adopting the Incentive Plan, the Compensation Committee duly considered Section 162(m) and structured the Incentive Plan accordingly. The Compensation Committee believes that the Incentive Plan and the Employee Stock Purchase Plan will both qualify as performance-based compensation under the regulations issued under Section 162(m).

The following table sets forth information as of April 1, 2003 relating to the beneficial ownership of the Company’s Common Stock by (i) each director nominee and each of the Company’s directors and named executive officers, (ii) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock, and (iii) all of the Company’s directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class
Robert S. Raley, Jr.	1,436,359	(2)	12.22%
Walter S. Boone, Jr.	412,224	(3)(6)	3.56%
Douglas E. Bywater	404,409	(4)(6)	3.50%
Andrew M. Ockershausen	166,000	(6)	1.44%
Phillip R. Smiley	51,200	(5)(6)	*
Linwood R. Watson	22,000	(6)	*
Ronald G. Tray	205,212	(7)	1.75%
Rick S. Lieberman	56,478	(8)	*
Delma H. Ambrose	51,922	(9)	*
New Generation Advisers, Inc.	770,900	(10)	6.67%
Grand Slam Capital Partners, LLC	1,131,400	(11)	9.79%
All directors and executive Officers as a group (11 persons)	2,874,744		23.72%

*Less	than 1% beneficial ownership.

(1)	All directors and executive officers receive mail at the Company’s corporate executive offices at 5425 Robin Hood Road, Suite 101B, Norfolk, Virginia 23513.

(2)	Includes 29,254 shares owned jointly by Mr. Raley and his wife, 10,100 shares owned solely by his wife and 200,000 shares which Mr. Raley has the right to acquire within 60 days through the exercise of stock options granted to Mr. Raley in January 1997 under the Company’s 1995 Long-Term Incentive Plan (“Incentive Plan”) in connection with his 1997 compensation package.

(3)	Includes 203,112 shares owned by the Walter S. Boone, Jr. Living Trust and 193,112 shares owned by the Rose K. Boone Living Trust.

(4)	Includes 387,224 shares owned jointly by Mr. Bywater and his wife and 1,185 shares owned jointly by Mr. Bywater and his children.

(5)	Includes 35,200 shares owned jointly by Mr. Smiley and his wife.

(6)	Includes 16,000 shares that each has the right to acquire within 60 days through the exercise of stock options granted under the Non-Employee Director Stock Option Plan.

(7)	Includes 144,679 shares which Mr. Tray has the right to acquire within 60 days through the exercise of stock options granted under the Incentive Plan and 2,000 shares owned by his wife.

(8)	Includes 52,000 shares that Mr. Lieberman has the right to acquire within 60 days through the exercise of stock options granted under the Incentive Plan.

(9)	Includes 47,000 shares that Ms. Ambrose has the right to acquire within 60 days through the exercise of stock options granted under the Incentive Plan.

(10)	Per a Schedule 13G dated March 13, 2002, New Generation Advisers, Inc, 225 Friend Street, Suite 801, Boston MA, 02114, an investment adviser, owned 6.68% of common stock at December 31, 2001.

(11)	Per a Schedule 13D/A dated February 7, 2003, Grand Slam Capital Partners LP, One Bridge Plaza, Fort Lee NJ, 07024, an asset management company, owned 9.8% of common stock at February 18, 2003.

Related Party Transactions

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

The	following table recaps the Subordinated Notes held or controlled by the Company’s Officers and Directors:

Name	Relation with the Company
Robert S. Raley, Jr.	Chairman of the Board and Chief Executive Officer	$1,515,000
Andrew M. Ockershausen	Director	100,000
Linwood R. Watson	Director	100,000
Phillip R. Smiley	Director	30,000
Walter S. Boone, Jr.	Director	74,035
Ronald G. Tray	Director, President and Assistant Secretary of the Company	100,000

		$1,919,035

On December 20, 1996, TFC entered into an Amended and Restated Motor Vehicle Installment Contract Loan Security Agreement (the “GECC Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to amend and restate the agreement governing the previous credit arrangement between GECC and TFC. The GECC Loan Agreement provided for maximum borrowings by TFC from GECC of $150,000,000. As consideration for GECC extending credit under the GECC Loan Agreement, the Company and certain affiliates guaranteed TFC’s performance and payment under the GECC Loan Agreement in separate guarantees made by each and dated December 20, 1996. As further consideration for GECC entering into the GECC Loan Agreement, the Company issued to GECC a Warrant to Purchase Common Stock, dated December 20, 1996 (the “First Warrant”), whereby GECC was granted rights to purchase 567,640 shares of the Common Stock (or 4.79%) of the Company. In connection with the First Warrant, the Company entered into a Registration Rights Agreement with GECC dated December 20, 1996 (the “Registration Rights Agreement”), in order to provide GECC with certain registration rights with respect to the shares of Common Stock purchasable under the First Warrant.

In early 1997, the Company breached certain restrictive covenants under the GECC Loan Agreement, and negotiated a loan restructuring with GECC which, among other things, caused GECC to advance additional monies to TFC to pay certain amounts to another creditor of TFC (the “Loan Restructure”). The Loan Restructure was evidenced by an Amendment No. 1 to the GECC Loan Agreement dated April 4, 1997. As a condition to the Loan Restructure, GECC required that the Company grant GECC another warrant to purchase shares of Common Stock at an exercise price of $1.00 per share (the “Second Warrant”) under terms substantially similar to those in the First Warrant which, upon exercise together with the First Warrant, would give GECC beneficial ownership of the Company totaling 9.1% at that time. GECC also required that the First Warrant be amended to reduce the exercise price from $2.00 per share to $1.00 per share and to extend the expiration date thereof from December 31, 2000 to March 31, 2002 (the same expiration date under the Second Warrant). Furthermore, the Company amended and restated the Registration Rights Agreement to provide for registration rights with respect to the Common Stock issuable under both the First Warrant and the Second Warrant. As a part of the Restructure, the maximum amount which could be borrowed by TFC under the Loan Agreement was reduced to $110 million. Although both warrants are immediately exercisable, as of the date of this report, neither the First Warrant nor the Second Warrant had been exercised by GECC. The expiration of the warrants was subsequently amended to 120 days after the termination of the agreement.

In December 2000, GECC announced that it would no longer participate in the business of financing automobiles or automobile finance companies and renewed the amended revolving line of credit through March 2001. In March 2001, The Finance Company signed a new agreement with this lender that terminated January 1, 2002. Pursuant to the new agreement, the credit line declined from $130 million to $100 million at the closing of the securitization on April 2, 2001, declined to $75 million on August 1, 2001, and terminated January 1, 2002. On December 3, 2001 the credit line was reduced to $50 million and extended through April 1, 2002. In March 2002, the Company signed a new agreement with this lender that terminated January 2, 2003 and reduced the line of credit from $50 million to $40 million on July 1, 2002. In October 2002, the Company signed an amendment with this lender that terminates on April 1, 2003. On March 31, 2003, GE Capital extended through the sooner of: a) May 31, 2003; b) the reorganization, exchange, consolidation or merger of either the Borrower or any of the Guarantors or a similar transaction or series of related transaction in which fifty percent (50%) or more of the voting power of the Borrower or any of the Guarantors is disposed of, or a sale or other disposition (or series of sales or dispositions) of all or substantially all of the assets of the Borrower or any of the Guarantors; c) the termination of the Agreement and Plan of Merger (the “Merger Agreement”) among Consumer Portfolio Services, Inc., CPS Mergersub, Inc. and TFC Enterprises, Inc.; d) the failure of the stockholders of TFC Enterprises, Inc. to approve the Merger Agreement at the next annual or special meeting of shareholders; or e) the failure of or refusal by any regulatory body or other third party to consent to the transactions under the Merger Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TFC ENTERPRISES, INC.

By:	/s/ DENISE L. NEWLON.
Denise L. Newlon. Chief Financial Officer

Dated: April 29, 2003

TFC Enterprises, Inc.

CERTIFICATIONS

I, Robert S. Raley, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A of TFC Enterprises, Inc.;

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

Date: April 29, 2003	By:	/s/ ROBERT S. RALEY, JR.
Robert S. Raley, Jr. Chairman, Chief Executive Officer and Director

TFC Enterprises, Inc.

CERTIFICATIONS

I, Ronald G. Tray, certify that:

1. I have reviewed this annual report on Form 10-K/A of TFC Enterprises, Inc.;

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

Date: April 29, 2003	By:	/s/ RONALD G. TRAY
Ronald G. Tray President

TFC Enterprises, Inc.

CERTIFICATIONS

I, Denise L. Newlon, certify that:

1. I have reviewed this annual report on Form 10-K/A of TFC Enterprises, Inc.;

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

Date: April 29, 2003	By:	/s/ DENISE L. NEWLON
Denise L. Newlon Chief Financial Officer