Form 10-Q
period 2003-03-31
TFC ENTERPRISES INC
filed 2003-05-15
CIK 913958

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
AND EXCHANGE COMMISSION VIA EDGAR

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File No. 0-22910

T F C  E N T E R P R I S E S,  I N C.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1306895 (I.R.S. Employer Identification No.)

5425 Robin Hood Road
Suite 101 B
Norfolk, Virginia 23513
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code — (757) 858-1400

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

As of May 15, 2003, there were 11,551,033 outstanding shares of the registrant’s $.01 par value per share common stock.

TFC ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q FOR
THE THREE MONTHS ENDED MARCH 31, 2003

Table of Contents and 10-Q Cross Reference Index

Signatures	27

Certifications	28-30

Index to Exhibits	31

TFC ENTERPRISES, INC.
FINANCIAL HIGHLIGHTS
(Unaudited)

	Three months ended March 31,

(in thousands, except per share amounts)	2003	2002

Income from continuing operations	$308	$1,014
Income (loss) from discontinued operations, net of taxes	$(13)	$26
Cumulative effect of change in accounting principle	—	$(6,777)
Net income (loss)	$295	$(5,737)
Net income per basic common share from continuing operations	$0.03	$0.09
Net income per diluted common share from continuing operations	$0.03	$0.09
Net income (loss) per basic common share from discontinued operations, net of taxes	—	—
Net income (loss) per diluted common share from discontinued operations, net of taxes	—	—
Net income (loss) per basic common share from cumulative effect of change in accounting principle	—	$(0.59)
Net income (loss) per diluted common share from cumulative effect of change in accounting principle	—	$(0.57)
Net income (loss) per basic common share	$0.03	$(0.50)
Net income (loss) per diluted common share	$0.03	$(0.48)
Average common shares outstanding (in thousands)	11,551	11,536

Performance ratios (annualized, as appropriate)
Return on average common equity (b)	2.61%	8.71%
Return on average assets (b)	0.70	1.90
Yield on interest-earning assets	17.36	18.63
Cost of interest-bearing liabilities	9.45	8.91
Net interest margin	10.20	11.34
Operating expense as a percentage of average interest-earning assets	9.30	8.52
Total net charge-offs to average gross contract receivables (a)	11.49	19.08
60+ days delinquencies to period-end gross contract receivables (d)	12.58	4.96
30+ days delinquencies to period-end gross contract receivables (d)	14.25	6.88
Total allowance, nonrefundable reserve and unearned discount to period end gross contract receivables, net of unearned interest	14.87	5.96
Total allowance, nonrefundable reserve and unearned discount to period end gross contract receivables , net of unearned interest (c )	5.85	5.96
Equity to assets, period end	27.61	18.93

Average balances:
Interest-earning assets (a)	$160,724	$198,530
Total assets	175,416	213,568
Interest-bearing liabilities	121,783	162,169
Equity	47,260	46,555

Note:

Throughout this report, ratios are based on unrounded numbers and factors contributing to changes between periods are noted in descending order of materiality.

(a)

Gross contract receivables net of unearned interest revenue less restoration of net contract receivables in the amount of $16,572,000 at March 31, 2003 and $0 at March 31, 2002.

(b)

Before income (loss) from discontinued operations and cumulative effect of change in accounting principle.

(c)

Nonrefundable reserve is net of $16.6 million of reserve attributable to restoration of net contract receivables.

(d)

Includes restoration of net contract receivables in the amount of $16,572,000 at March 31, 2003 and $0 at March 31, 2002.

TFC ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2003	December 31, 2002 (a)

Assets
Cash and cash equivalents	$1,191	$285
Restricted cash	18,220	22,441
Net contract receivables	147,097	150,221
Equipment and leasehold improvements, net	1,393	1,508
Intangible assets, net	579	649
Net assets from discontinued operations	1,823	2,286
Other assets	3,042	4,188

Total assets	$173,345	$181,578

Liabilities and shareholders’ equity
Liabilities:
Revolving lines of credit	$29,204	$19,386
Automobile receivables-backed notes	80,625	96,780
Subordinated notes and other term debt	8,806	9,755
Accounts payable and accrued expenses	1,239	1,767
Income taxes payable and other liabilities	5,823	6,459
Net liabilities from discontinued operations	27	57
Refundable dealer reserve	256	304

Total liabilities	125,980	134,508
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 11,551,033 and 11,551,033 shares issued and outstanding, respectively	51	51
Additional paid-in capital	56,207	56,207
Accumulated deficit	(8,893)	(9,188)

Total shareholders’ equity	47,365	47,070

Total liabilities and shareholders’ equity	$173,345	$181,578

See accompanying Notes to Consolidated Financial Statements.

(a)

The 12/31/02 numbers were extracted from the audited financial statements.

TFC ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,

(in thousands, except per share amounts)	2003	2002

Interest and other finance revenue	$6,974	$9,244
Interest expense	2,876	3,613

Net interest revenue	4,098	5,631
Provision for credit losses	59	45

Net interest revenue after provision for credit losses	4,039	5,586

Other revenue:
Commissions on ancillary products	117	189
Other	85	130

Total other revenue	202	319

Total net interest and other revenue	4,241	5,905

Operating expense:
Salaries	1,763	2,036
Employee benefits	356	465
Occupancy	148	184
Equipment	307	297
Amortization of intangible assets	70	70
Other	1,093	1,178

Total operating expense	3,737	4,230

Income before income taxes	504	1,675
Provision for income taxes	196	661

Income from continuing operations	$308	$1,014

Income (loss) from discontinued operations	(13)	26
Cumulative effect of change in accounting principle	—	(6,777)
Net income (loss)	$295	$(5,737)

Net income per common share from continuing operations:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09
Discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Cumulative effect of change in accounting principle:
Basic	$—	$(0.59)
Diluted	$—	$(0.57)
Net income (loss) per common share:
Basic	$0.03	$(0.50)
Diluted	$0.03	$(0.48)

See accompanying Notes to Consolidated Financial Statements.

TFC ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,

(in thousands)	2003	2002

Common stock
Balance at beginning and end of period	$51	$51

Additional paid-in capital
Balance at beginning of period	$56,207	$56,187
Stock options exercised	—	3

Balance at end of period	$56,207	$56,190

Accumulated deficit
Balance at beginning of period	$(9,188)	$(5,157)
Net income (loss) (a)	295	(5,737)

Balance at end of period	$(8,893)	$(10,894)

(a)

There are no adjustments to net income to determine comprehensive income for the periods presented.

See accompanying Notes to Consolidated Financial Statements.

TFC ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

(in thousands)	2003	2002

Operating activities
Net income (loss)	$295	$(5,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	70	70
Cumulative effect of change in accounting principle	—	6,777
Depreciation and other amortization	166	165
Provision for credit losses	59	45
(Benefit from) provision for deferred income taxes	(715)	1,448
Changes in operating assets and liabilities:
Decrease (increase) in other assets	57	(1,589)
(Decrease) increase in accounts payable and accrued expenses	(528)	243
Increase (decrease) in income taxes payable and other liabilities	79	(1,482)
Amortization of deferred financial costs	1,089	705
Decrease in refundable dealer reserve	(48)	(133)

Net cash provided by operating activities	524	512

Investing activities
Net cost of acquiring contract receivables	(12,631)	(16,636)
Repayment on contract receivables	15,696	20,937
Purchase of equipment and leasehold improvements	(51)	(77)
Decrease (increase) in restricted cash	4,221	(5,418)

Net cash provided by (used in) investing activities	7,235	(1,194)

Financing activities
Net borrowings (repayments) on revolving lines of credit	9,818	(51,891)
Net (repayments) borrowings on other debt	(949)	132
Borrowings on automobile receivables-backed notes	—	64,552
Payments on automobile receivables-backed notes	(16,155)	(12,729)
Proceeds from stock options exercised	—	3

Net cash provided by (used in) financing activities	(7,286)	67

Discontinued operations
Net cash provided by discontinued operations	433	454
Increase (decrease) in cash and cash equivalents	906	(161)
Cash and cash equivalents at beginning of period	285	414

Cash and cash equivalents at end of period	$1,191	$253
Supplemental Schedule of Noncash Investing Activities
Restoration of net contract receivables	$16,572	$—

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

Basis of presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which management of the Company considers necessary for a fair presentation of the financial position and results of operations for the periods are reflected in the financial statements. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2. Contract receivables

The following is a summary of contract receivables at March 31, 2003 and December 31, 2002:

(in thousands)	March 31, 2003	Dec. 31, 2002

Gross contract receivables	$209,514	$203,760
Unamortized loan costs	311	311
Less:
Unearned interest revenue	36,546	38,448
Unearned discount	388	585
Unearned commissions	471	516
Payments in process	(5)	4,856
Allowance for credit losses	780	780
Nonrefundable reserve	24,548	8,665

Net contract receivables	$147,097	$150,221

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

2. Contract receivables (continued)

As discussed in the MD&A section, the static pool reserve methodology is used to analyze and reserve for our credit losses. This methodology allows us to stratify our portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the estimated loss for each pool year. Estimates are reviewed regularly and if necessary, will be revised to reflect historical experience if it deviates materially from the estimates.

The Company previously determined certain contract receivables to be uncollectible. Based on events that occurred during the quarter ended March 31, 2003, the Company has determined these contract receivables may, in fact, be collectible. The Company has recorded a restoration of net contract receivables of approximately $16,572,000 and restored the corresponding discounts utilized when the net contract receivables were deemed uncollectible. Although the contract receivables are deemed collectible, they are considered impaired in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures (an amendment of FASB Statement No. 114). The total discounts restored in relation to the net contract receivables were $16,572,000 at March 31, 2003 and $0 at December 31, 2002. The average recorded investment in impaired loans was $8,286,000 in the first quarter of 2003 and $0 in 2002. No interest income was recognized on the impaired net contract receivables in the first quarter of 2003. The Company is not committed to lend additional funds to debtors whose net contract receivables have been modified.

Changes in the allowance for credit losses and nonrefundable reserve for the three months ended March 31, 2003 and 2002 were as follows:

	Three months ended March 31,

(in thousands)	2003	2002

Balance at beginning of period	$9,445	$12,672
Provision for credit losses	59	45
Allocation for credit losses	3,869	5,938
Discounts collected attributable to restoration of net contract receivables	16,572	—
Charge-offs	(6,889)	(10,690)
Recoveries	2,272	1,637

Balance at end of period	$25,328	$9,602

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

3. Computation of primary and fully diluted earnings per share

Basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 were as follows:

	Three months ended March 31,

(in thousands, except per share amounts)	2003	2002

Net income from continuing operations	$308	$1,014
Income (loss) from discontinued operations, net of taxes	(13)	26

Cumulative effect of change in accounting principle	—	(6,777)
Net income (loss)	$295	$(5,737)

Denominator for basic earnings per share-weighted-average shares	11,551	11,536
Effect of dilutive securities:
Employee stock options	3	7

Warrants	275	352

Dilutive potential common shares	278	359

Denominator for diluted earnings per share	11,829	11,895

Net income per common share from continuing operations
Basic earnings per share	$0.03	$0.09

Diluted earnings per share	$0.03	$0.09

Discontinued operations per common share
Basic earnings per share	$—	$—

Diluted earnings per share	$—	$—

Cumulative effect of change in accounting principle
Basic earnings per share	$—	$(0.59)

Diluted earnings per share	$—	$(0.57)

Net income (loss) per common share
Basic earnings per share	$0.03	$(0.50)

Diluted earnings per share	$0.03	$(0.48)

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

5. Discontinued Operations

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

6. Going Concern/Subsequent Event

TFC’s principal sources of borrowing are (i) a revolving line of credit (the “GE Facility“) in the maximum amount of $40 million, guaranteed by the Company, TFC Enterprises, Inc., with General Electric Capital Corporation (“GE Capital”) and (ii) a revolving line of credit (the “Westside Facility“) in the maximum amount of $40 million, with Westside Funding Corporation, a special purpose funding vehicle administered by WestLB. The GE Facility was scheduled to terminate on April 1, 2003. The Westside Facility is scheduled to expire on July 1, 2003 and requires TFC to have in place a $40 million revolving credit facility at all times. As of the date of this report, TFC has not replaced the GE Facility and has no material prospects available to replace the facility. TFC was not able to replace the GE Facility by April 1, 2003, thus becoming in default of the Westside Facility on April 1, 2003. Because of the uncertainties resulting in the Company not having replaced its credit facilities to comply with the Westside Facility, the Company has received a going concern explanatory paragraph in the audit report of its auditors for the year ended December 31, 2002, which is an additional default provision in the agreement. Accordingly, absent the waivers discussed in the next paragraph, both the GE Facility and the Westside Funding facility, and other facilities would have gone into default on April 1, 2003. These defaults would have caused the Company’s three securitization subsidiaries to also go into default under their terms as well.

TFC ENTERPRISES, INC.
Notes to Consolidated Financial Statements (continued)

6. Going Concern/Subsequent Event (continued)

On March 31, 2003, the Company, Consumer Portfolio Services, Inc. (“CPS”) and a wholly-owned subsidiary of CPS (the “CPS Subsidiary”) entered into a merger agreement whereby, subject to the approval of TFCE’s shareholders, the CPS Subsidiary will merge with and into TFCE, and TFCE will become a wholly owned subsidiary of CPS (the “CPS Merger”). The completion of a term transaction is (a) contingent on completion of the merger and (b) required by the merger agreement. The merger will be completed simultaneously with the closing of TFC’s 2003-1 securitization.

As mentioned above, GE Capital and Westside Funding have waived certain defaults under each of these facilities, as have the insurers of the three securitizations, premised on the closing of the recently announced CPS Merger. Should the CPS Merger not close, the Company will be forced to attempt to negotiate additional waivers and extensions with its existing lenders, and attempt to find alternative financing sources. During this process, management would be forced to consider the possibility of seeking protection under state and federal bankruptcy laws under certain circumstances.

TFC obtained waivers of the events of default existing under the Westside Facility and the GE Facility described in the immediately preceding paragraph until the earliest of (x) the closing of the CPS Merger, (y) the failure of the CPS Merger to close and (z) May 31, 2003 (the “Extension Period”). TFC’s 2003-1 securitization will not close unless the CPS Merger is completed. The Westside Facility is presently scheduled to expire on July 1, 2003 and the GE Facility is scheduled to expire at the end of the Extension Period. GE has informed TFC that it will not renew or extend the GE Facility beyond the expiration of the Extension Period. In part to repay GE and Westside, TFC intends to close on a new securitization contemporaneous with the closing of the CPS Merger. Proceeds of the issuance of the notes in the planned securitization would be applied, among other things, to repay all amounts due under the GE Facility and the Westside Facility. Upon such repayment, the GE Facility and the Westside Facility will be terminated.

Contemporaneous with the CPS Merger, TFC expects to enter into a new $25 million revolving line of credit with Westside Funding Corporation to fund purchases of installment contracts (the “New Westside Facility“), in which event, TFC’s principal sources of liquidity will consist of the New Westside Facility and any additional resources made available by CPS. If the New Westside Facility is not entered into, there can be no assurance that alternative sources of financing would be available and, in such event, TFC might consider the possibility of seeking protection under state and federal bankruptcy laws. The Insurer of the Securitization has reserved the right not to issue the Note Policy (in which event the Notes will not be issued) unless the Insurer is reasonably confident at the time of issuance that the New Westside Facility will be consummated shortly thereafter.

TFC ENTERPRISES, INC.
Management’s Discussion And Analysis Of Financial Condition
And Results Of Operations

Cautionary statement under the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995: included in this Report and other written and oral information presented by management from time to time, including but not limited to, reports to shareholders, quarterly shareholder letters, filings with the Commission, news releases, discussions with analysts and investor presentations, are forward-looking statements about business strategies, market potential, potential for future point-of-sale purchases, delinquency and charge-off rates, future financial performance and other matters that reflect management’s expectations as of the date made. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” and similar expressions are intended to identify forward-looking statements. Future events and the Company’s actual results could differ materially from the results reflected in these forward-looking statements. The following are factors that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements: the going concern explanatory paragraph in our 10-K, our ability to issue notes in the planned securitization, enter into the New Westside Facility, close the recently announced merger with Consumer Portfolio Services, Inc. (“CPS”), our dependence on our lines of credit; our ability to continue to obtain adequate funding under similar terms to purchase contracts; intense competition within our markets; the fluctuating interest rates associated with our lines of credit; our reliance on estimates of future recoveries based on historical recoveries from prior and future years charge-offs, and the impact of retail installment contract defaults. Please refer to a discussion of these and other factors in this report and our other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net income (loss) and earnings per basic common share

Income from continuing operations for the first quarter of 2003 was $0.3 million, or $0.03 per basic common share, compared to income from continuing operations of $1.0 million before cumulative effect of change in accounting principle, or $0.09 per basic common share, in the first quarter of 2002. Net income for the first quarter of 2003 increased to $0.3 million, or $0.03 per basic common share, compared to net income (loss) of $(5.7) million, or $(0.50) per basic common share for the first quarter of 2002.

Volume

Gross contracts purchased or originated totaled $23.5 million in the first quarter of 2003, compared to $31.4 million purchased in the first quarter of 2002. As previously announced, we phased out new Bulk Acquisitions from “Buy Here Pay Here” automobile dealers in March 2001. Point-of-sale contract purchases volume is down as a result of increased competition for the military contract purchases, fewer stateside military due to increased overseas deployments, and a more selective buying program in the company’s military and non-military purchases.

TFC ENTERPRISES, INC.

Gross contracts purchased or originated were as follows for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

(in thousands)	2003	2002

Contracts purchased or originated:
Auto finance:
Point-of-sale	$23,454	$31,448

Total	$23,454	$31,448

Number of contracts purchased or originated:
Auto finance:
Point-of-sale	1,357	2,171

Total	1,357	2,171

Net interest revenue

Net interest revenue for the first quarter of 2003 decreased to $4.1 million, or 27%, from $5.6 million for the first quarter of 2002. The decrease was attributable to a lower yield on average interest-earning assets, a decrease in average interest-earning assets, and an increase in the cost of interest-bearing liabilities.

The yield on interest-earning assets was 17.36% in the first quarter of 2003, compared to 18.63% in the first quarter of 2002. The decrease in yield reflects a more competitive program for our military dealers while continuing to maintain prudent underwriting standards as well as a decrease in the bulk portfolio, which carried a higher yield. During the first quarter of 2003 and 2002, $0.2 million and $0.5 million respectively was not accreted to income but rather reclassified to nonrefundable reserve. This reclassification allows the Company to maintain reserves at adequate levels. The operations of the Company have been favorably impacted by new programs directed at higher quality loans with lower APR’s.

The cost of interest-bearing liabilities increased to 9.45% for the first quarter of 2003 from 8.91% for the first quarter of 2002. The increase in the cost of interest-bearing liabilities is primarily related to a monthly line extension fee related to one of our revolving lines of credit.

TFC ENTERPRISES, INC.

Net interest revenue, net interest spread, and net interest margin were as follows for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

(in thousands)	2003	2002

Average interest-earning assets (a)	$160,724	$198,530
Average interest-bearing liabilities	121,783	162,169

Net interest-earning assets	$38,941	$36,361

Interest and other finance revenue	$6,974	$9,244
Interest expense	2,876	3,613

Net interest revenue	$4,098	$5,631

Yield on interest-earning assets	17.36%	18.63%
Cost of interest-bearing liabilities	9.45	8.91

Net interest spread	7.91%	9.72%

Net interest margin (b)	10.20%	11.34%

(a)

Gross contract receivables net of unearned interest revenue less restoration of net contract receivables in the amount of $16,572,000 at March 31, 2003 and $0 at March 31, 2002.

(b)

Net interest margin is annualized net interest revenue divided by average interest-earning assets.

Operating expense

Operating expense as a percentage of interest-earning assets, calculated on an annualized basis, increased to 9.30% for the first quarter of 2003 from 8.52% for the first quarter of 2002.

Provision for income taxes

The effective tax rate for the first quarter of 2003 and 2002 of approximately 38.8% and 39.5%, respectively, for book purposes is higher than the expected statutory rate primarily due to the effect of state income taxes.

TFC ENTERPRISES, INC.

Financial Condition

Assets

Total assets decreased by $8.3 million to $173.3 million, or 5%, at March 31, 2003, from $181.6 million at December 31, 2002.

Net contract receivables were as follows at March 31, 2003 and December 31, 2002:

(in thousands)	March 31, 2003	Dec. 31, 2002

Auto finance:
Point-of-sale	$138,797	$140,096
Bulk	7,906	9,574
Other	394	551

Total	$147,097	$150,221

Liabilities

Total liabilities were $126.0 million at March 31, 2003, a decrease of $8.5 million, or 6%, from $134.5 million at December 31, 2002.

Credit Quality and Reserves

Auto finance contract receivables- Net charge-offs

Net charge-offs to the allowance for credit losses and nonrefundable dealer reserve were $4.6 million in the first quarter of 2003, representing an annualized rate of 11.49% of average gross contract receivables net of unearned interest revenue. This compares to $9.1 million, or 19.08%, in the first quarter of 2002.

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

Auto finance contract receivables- Reserves

As discussed in the MD&A section, the static pool reserve methodology is used to analyze and reserve for our credit losses. This methodology allows us to stratify our portfolio into separate and identifiable annual pools. The loss performance of these annual pools is analyzed monthly to determine the adequacy of the reserves. The loss performance to date combined with estimated future losses by pool year establishes the estimated loss for each pool year. Estimates are reviewed regularly and if necessary, will be revised to reflect historical experience if it deviates materially from the estimates.

The Company previously determined certain contract receivables to be uncollectible. Based on events that occurred during the quarter ended March 31, 2003, the Company has determined these contract receivables may, in fact, be collectible. The Company has recorded a restoration of net contract receivables of approximately $16,572,000 and restored the corresponding discounts utilized when the net contract receivables were deemed uncollectible. Although the contract receivables are deemed collectible, they are considered impaired in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures (an amendment of FASB Statement No. 114). The total discounts restored in relation to the net contract receivables were $16,572,000 at March 31, 2003 and $0 at December 31, 2002. The average recorded investment in impaired loans was $8,286,000 in the first quarter of 2003 and $0 in 2002. No interest income was recognized on the impaired net contract receivables in the first quarter of 2003. The Company is not committed to lend additional funds to debtors whose net contract receivables have been modified.

At March 31, 2003 the combination of TFC’s allowance for credit losses, nonrefundable dealer reserve and unearned discount attributable to interest-bearing gross contract receivables totaled $9.1 million, or 5.8%, of contract receivables net of unearned interest revenue. This compares to $10.0 million, or 6.1%, at December 31, 2002.

TFC’s refundable dealer reserve, which is available to absorb losses relating to contracts purchased from certain dealers, totaled $0.3 million at March 31, 2003 and at December 31, 2002. Under certain of TFC’s programs, contracts from dealers were purchased under a refundable, rather than nonrefundable reserve relationship. Under certain circumstances, TFC may have to remit some or all of the refundable reserve back to the dealer. No such liability exists under a nonrefundable reserve relationship. Accordingly, the refundable reserve is carried as a liability on the Company’s Consolidated Balance Sheets.

TFC ENTERPRISES, INC.

Charge-offs net of recoveries, by line of business, for the three months ended March 31, 2003 and 2002, were as follows:

	Three months ended March 31,

(in thousands)	2003	2002

Auto finance:
Point-of-sale	$4,214	$7,656
Bulk	359	1,251
Other	44	146

Total	$4,617	$9,053

Delinquencies (a)

Gross auto finance contract receivables that were 60 days or more past due totaled $26.3 million, or 12.58%, of gross auto finance contract receivables at March 31, 2003, compared to $11.9 million, or 5.87%, at December 31, 2002. Gross auto finance contract receivables that were 30 days or more past due totaled $29.8 million, or 14.25%, of gross auto finance contract receivables at March 31, 2003, compared to $16.4 million, or 8.07%, at December 31, 2002.

Delinquency at March 31, 2003 and December 31, 2002 was as follows:

(in thousands)	March 31, 2003	Dec. 31, 2002

Gross contract receivables	$209,514	$203,760
Gross contract receivables 60+ days and over delinquent
Gross contract amount	$26,356	$12,037
Percent of total gross contract receivables	12.58%	5.91%
Gross contract receivables 30+ days and over delinquent
Gross contract amount	$29,862	$16,539
Percent of total gross contract receivables	14.25%	8.12%

(a)

Includes restoration of net contract receivables in the amount of $16,572,000 at March 31, 2003 and $0 at March 31, 2002.

TFC ENTERPRISES, INC.

Liquidity and Capital Resources

Liquidity management

As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased to $1.2 million for the first quarter of 2003. The increase reflected $0.5 million of net cash provided by operating activities and $7.2 million in net cash provided by investing activities, offset by $7.3 million of net cash used in financing activities. Net cash provided by investing activities principally reflected $3.1 million in net repayments of contract receivables and a $4.2 million decrease in restricted cash. Net cash used in financing activities reflected $9.8 million of net borrowings on our revolving lines of credit and $16.2 million net payments under the receivable-backed notes. For the first three months of 2002, cash and cash equivalents decreased to $0.3 million. The decrease reflected $0.5 million of net cash provided by operating activities and $0.1 million in net cash provided by financing, offset by $1.2 million of net cash used in investing activities. Net cash used in investing activities principally reflected $4.3 million in net repayments of contract receivables and a $5.4 million increase in restricted cash. Net cash provided by financing activities reflected $51.9 million of net borrowings on our revolving lines of credit and $51.8 million net borrowings under the receivable-backed notes.

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

TFC ENTERPRISES, INC.

Credit losses

The Company’s primary business involves purchasing installment sales contracts at a discount from the remaining principal balance on a point-of-sale basis. A portion of this discount represents anticipated credit loss and based upon projected loss experience, is held in a nonrefundable reserve against which future credit losses will first be applied. The remaining portion, if any, of the discount is recorded as unearned discount and accreted to income as discussed below. Additional amounts necessary to cover estimated future credit losses, if any, are first reclassified from unearned discount to nonrefundable reserve then, if necessary, an amount is charged to income sufficient to maintain the combined allowance for credit losses and nonrefundable reserve at an amount considered by management to be adequate to absorb estimated future credit losses on the outstanding contract receivables.

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

Goodwill Accounting Change

Effective January 1, 2002, the Company adopted FASB Statement Number 142, Goodwill and Other Intangible Assets. The Company has determined the impairment of goodwill is $6.8 million and has recorded the impairment as change in accounting principle. Among the provisions of FASB Statement Number 142 is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.

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

TFC ENTERPRISES, INC.

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

Quantitative and Qualitative Disclosures about Market Risk

Our operations require substantial borrowing to provide funding for the retail installment contracts purchased by The Finance Company. Consequently, profitability is impacted by the difference between the rate of interest paid on the funds we borrow and the rate of interest charged, which rates in some states are limited by law. The floating interest rate for borrowings under the line of credit are equal to the average one-month London Interbank Offered Rate, or 30 day LIBOR rate, plus a spread. Thus, future increases in interest rates could adversely affect our profitability. During 2003 and 2002, we mitigated a substantial portion of this interest rate risk by the placement of asset backed securities with fixed interest rates over the anticipated period required for those receivables to liquidate.

TFC ENTERPRISES, INC.

Disclosure Controls and Procedures

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

Exhibits and Reports of Form 8-K

(a)

Exhibits

Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K

On January 8, 2003 the Company filed a Current Report on Form 8-K dated December 30, 2002 under Item 5, the following

Registrant and General Electric Capital Corporation (“Lender”) are parties to an Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement dated March 31, 2001, as amended by Amendment No. 1 dated June 27, 2001, as amended by Amendment No. 2 dated November 29, 2001, as amended by Amendment No. 3 dated March 12, 2002, as amended by Amendment No. 4 dated August 30, 2002, as amended by Amendment No. 5 dated October 7, 2002, as amended by Amendment No. 6 dated October 18, 2002, as amended by Amendment No. 7 dated November 27, 2002 (as so amended, the “Agreement”). On December 30, 2002, Registrant and Lender executed an Amendment No. 8 to the Agreement (“Amendment No. 8”). Amendment No. 8 reduces Registrant’s advance rate used to determine availability on its line of credit and prorates Registrant’s line fee on a monthly basis. Registrant and Lender have agreed that if Registrant pays its indebtedness under its line of credit with Lender in full before February 1, 2003, Lender will waive its rights to acquire Registrant common stock pursuant to certain warrants previously provided by Registrant to Lender.

On February 26, 2003 the Company filed a Current Report on Form 8-K dated February 25, 2003 under Item 5, the following

TFC Enterprises, Inc. (the “Company”) today announced that it has named Ronald G. Tray as the Chief Executive Officer of its principal operating subsidiary, The Finance Company, Inc. The Company also announced that it has named Denise L. Newlon as the Chief Financial Officer of the Company, a role formerly filled by Mr. Tray. Robert S. Raley, Jr. will retain the titles of Chairman and Chief Executive Officer of the Company. In connection with these changes, the Company amended and restated Mr. Tray’s Change of Control Agreement to increase his potential bonus to 3% of the net pre-tax earnings of The Finance Company and its subsidiaries. The Company also entered into a Change of Control Agreement with Denise L. Newlon. Each of these agreements are attached hereto as an exhibit and are incorporated herein by reference. Each of these changes will be effective on March 1, 2003.

On March 4, 2003 the Company filed a Current Report on Form 8-K dated March 1, 2003 under Item 5, the following

TFC Enterprises, Inc. (the “Company”) announced that it has restructured the terms of Robert S. Raley, Jr.’s employment agreement with its wholly-owned principal subsidiary THE Finance Company (“TFC”). The restructuring is consistent with the management changes announced by the Company last week. Mr. Raley will retain the titles of Chairman and Chief Executive Officer of the Company, and remain the Chairman of the Board and an employee of TFC, but he will no longer be the Chief Executive Officer of TFC. In connection with this change, the Company entered into a new employment agreement with Mr. Raley. This agreement is attached hereto as an exhibit and is incorporated herein by reference. This agreement is effective on March 1, 2003.

On April 1, 2003 the Company filed a Current Report on Form 8-K dated March 31, 2003 under Item 5, the following

On March 31, 2003, TFC Enterprises, Inc. (the “Company”), Consumer Portfolio Services Inc. (“CPS”) and CPS Mergersub, Inc. (“Merger Sub”) announced that they had entered into an agreement and plan of merger (the”Merger Agreement”), dated as of March 31,2003, providing for the merger of the Company and Merger Sub. If the merger is completed, the Company will become a wholly-owned subsidiary of CPS, and the holders of the common stock of the company will be entitled to receive $1.87 for each for their shares of common stock of the Company.

In connection with the merger, Robert S. Raley, Jr., Founder and Chief Executive Officer, has entered into a consulting agreement with the Company’s principal operating subsidiary, The Finance Company (“TFC”) in which he has agreed, upon the consummation of the merger, to terminate his existing employment agreement, and to thereafter act as a consultant to TFC in return for $300,000 a year for the next thirty-six months.

On April 3, 2003 the Company filed a Current Report on Form 8-K dated March 31, 2003 under Item 5, the following

On March 31, 2003, The Finance Company, Inc. (the “Company”) entered into Amendment Number 9 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement and Limited Waiver between GE Capital (“GECC”) and the Company (“Amendment No. 9”). Under this document, GECC waived certain defaults and extended the line of credit until the earliest to occur of May 31, 2003, the closing of the recently announced merger with Consumer Portfolio Services, Inc. (the “CPS Merger”), or the termination of the merger agreement evidencing the terms of the CPS Merger (such extension period, the “Extension Period”). GECC also executed a letter agreement in which it agreed to sell all of its outstanding warrants to purchase Company common stock for $167,000 (the “GE Warrant Letter”).

On March 31, 2003, the Company received limited waivers of certain events of default through the Extension Period under the terms of various agreements with N M Rothschild and Sons, Limited, Westside Funding Corporation and Royal Indemnity Company, and three separate securitization facilities insured by Radian Asset Assurance Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFC ENTERPRISES, INC. (Registrant)
Date: May 15, 2003	By:	/s/ ROBERT S. RALEY JR.

Robert S. Raley, Jr. Chairman, Chief Executive Officer and Director

Date: May 15, 2003	By:	/s/ RONALD G. TRAY

Ronald G. Tray President

Date: May 15, 2003	By:	/s/ DENISE L. NEWLON

Denise L. Newlon Chief Financial Officer

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

Date: May 15, 2003	By:	/s/ ROBERT S. RALEY JR.

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

Date: May 15, 2003	By:	/s/ RONALD G. TRAY

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

Date: May 15, 2003	By:	/s/ DENISE L. NEWLON

Denise L. Newlon Chief Financial Officer

Index to Exhibits

Exhibit No.

Description

(a)

Exhibits

Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K

On January 8, 2003 the Company filed a Current Report on Form 8-K dated December 30, 2002 under Item 5, the following

Registrant and General Electric Capital Corporation (“Lender”) are parties to an Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement dated March 31, 2001, as amended by Amendment No. 1 dated June 27, 2001, as amended by Amendment No. 2 dated November 29, 2001, as amended by Amendment No. 3 dated March 12, 2002, as amended by Amendment No. 4 dated August 30, 2002, as amended by Amendment No. 5 dated October 7, 2002, as amended by Amendment No. 6 dated October 18, 2002, as amended by Amendment No. 7 dated November 27, 2002 (as so amended, the “Agreement”). On December 30, 2002, Registrant and Lender executed an Amendment No. 8 to the Agreement (“Amendment No. 8”). Amendment No. 8 reduces Registrant’s advance rate used to determine availability on its line of credit and prorates Registrant’s line fee on a monthly basis. Registrant and Lender have agreed that if Registrant pays its indebtedness under its line of credit with Lender in full before February 1, 2003, Lender will waive its rights to acquire Registrant common stock pursuant to certain warrants previously provided by Registrant to Lender.

On February 26, 2003 the Company filed a Current Report on Form 8-K dated February 25, 2003 under Item 5, the following

TFC Enterprises, Inc. (the “Company”) today announced that it has named Ronald G. Tray as the Chief Executive Officer of its principal operating subsidiary, The Finance Company, Inc. The Company also announced that it has named Denise L. Newlon as the Chief Financial Officer of the Company, a role formerly filled by Mr. Tray. Robert S. Raley, Jr. will retain the titles of Chairman and Chief Executive Officer of the Company. In connection with these changes, the Company amended and restated Mr. Tray’s Change of Control Agreement to increase his potential bonus to 3% of the net pre-tax earnings of The Finance Company and its subsidiaries. The Company also entered into a Change of Control Agreement with Denise L. Newlon. Each of these agreements are attached hereto as an exhibit and are incorporated herein by reference. Each of these changes will be effective on March 1, 2003.

On March 4, 2003 the Company filed a Current Report on Form 8-K dated March 1, 2003 under Item 5, the following

TFC Enterprises, Inc. (the “Company”) announced that it has restructured the terms of Robert S. Raley, Jr.’s employment agreement with its wholly-owned principal subsidiary THE Finance Company (“TFC”). The restructuring is consistent with the management changes announced by the Company last week. Mr. Raley will retain the titles of Chairman and Chief Executive Officer of the Company, and remain the Chairman of the Board and an employee of TFC, but he will no longer be the Chief Executive Officer of TFC. In connection with this change, the Company entered into a new employment agreement with Mr. Raley. This agreement is attached hereto as an exhibit and is incorporated herein by reference. This agreement is effective on March 1, 2003.

On April 1, 2003 the Company filed a Current Report on Form 8-K dated March 31, 2003 under Item 5, the following

On March 31, 2003, TFC Enterprises, Inc. (the “Company”), Consumer Portfolio Services Inc. (“CPS”) and CPS Mergersub., Inc.(“Merger Sub”) announced that they had entered into an agreement and plan of merger (the”Merger Agreement”), dated as of March 31,2003, providing for the merger of the Company and Merger Sub. If the merger is completed, the Company will become a wholly-owned subsidiary of CPS, and the holders of the common stock of the company will be entitled to receive $1.87 for each for their shares of common stock of the Company.

In connection with the merger, Robert S. Raley, Jr., Founder and Chief Executive Officer, has entered into a consulting agreement with the Company’s principal operating subsidiary, The Finance Company (“TFC”) in which he has agreed, upon the consummation of the merger, to terminate his existing employment agreement, and to thereafter act as a consultant to TFC in return for $300,000 a year for the next thirty-six months.

On April 3, 2003 the Company filed a Current Report on Form 8-K dated March 31, 2003 under Item 5, the following

On March 31, 2003, The Finance Company, Inc. (the “Company”) entered into Amendment Number 9 to the Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement and Limited Waiver between GE Capital (“GECC”) and the Company (“Amendment No. 9”). Under this document, GECC waived certain defaults and extended the line of credit until the earliest to occur of May 31, 2003, the closing of the recently announced merger with Consumer Portfolio Services, Inc. (the “CPS Merger”), or the termination of the merger agreement evidencing the terms of the CPS Merger (such extension period, the “Extension Period”). GECC also executed a letter agreement in which it agreed to sell all of its outstanding warrants to purchase Company common stock for $167,000 (the “GE Warrant Letter”).

On March 31, 2003, the Company received limited waivers of certain events of default through the Extension Period under the terms of various agreements with N M Rothschild and Sons, Limited , Westside Funding Corporation and Royal Indemnity Company , and three separate securitization facilities insured by Radian Asset Assurance Inc.